Form 10-Q
period 2008-04-30
Reflex Inc.
filed 2008-06-13
CIK 1415936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 333-147685

Reflex Inc.
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,150,000 common shares as of April 30, 2008.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheet as of April 30, 2008 (unaudited);

F-2	Statements of Operations for the six and three months ended April 30, 2008 and period from October 4, 2007 (Inception) to April 30, 2008 (unaudited);

F-3	Statements of Stockholders’ Equity for period from October 4, 2007 (Inception) to April 30, 2008 (unaudited);

F-4	Statements of Cash Flows for the six and three months ended April 30, 2008 and period from October 4, 2007 (Inception) to April 30, 2008 (unaudited);

F-4	Notes to Unaudited Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended April 30, 2008 are not necessarily indicative of the results that can be expected for the full year.

REFLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (unaudited)
As of April 30, 2008

ASSETS

Current Assets
Cash and equivalents	$0
Prepaid expenses	0

TOTAL ASSETS	$0

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities	$0

Stockholders’ Equity
Common Stock, $.001 par value, 90,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0

Additional paid-in capital	40,850
Deficit accumulated during the development stage	(43,000)
Total stockholders’ equity	0

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$0

See accompanying notes to financial statements.

REFLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
Six Months and Three Months Ended April 30, 2008
Period from October 4, 2007(Inception) to April 30, 2008

	Six Months Ended April 30, 2008	Three Months Ended April 30, 2008	Period from October 4, 2007 (Inception) to April 30, 2008
Revenues	$0	$0	$0

Expenses :
Professional fees	39,000	2,000	43,000

Net Loss	$(39,000)	$(2,000)	$(43,000)

Net loss per share:
Basic and diluted	$(0.02)	$(0.00)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

REFLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)
Period from October 4, 2007(Inception) to April 30, 2008

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$-	$43,000
Net loss for the period ended October 31, 2007	-	-	-	(4,000)	(4,000)
Balance, October 31, 2007	2,150,000	2,150	40,850	(4,000)	39,000
Net loss for the six months ended April 30, 2008	-	-	-	(39,000)	(39,000)
Balance, April 30, 2008	2,150,000	$2,150	$40,850	$(43,000)	$-

See accompanying notes to financial statements.

REFLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Six Months and Three Months Ended April 30, 2008
Period from October 4, 2007(Inception) to April 30, 2008

	Six Months Ended April 30, 2008	Three Months Ended April 30, 2008	Period From October 4, 2007 (Inception) to April 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(37,000)	$(37,000)	$(43,000)
Change in non-cash working capital items
Prepaid expenses	2,000	2,000	0
CASH FLOWS USED BY OPERATING ACTIVITIES	(35,000)	(35,000)	(43,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	0	0	43,000
NET INCREASE IN CASH	(35,000)	(35,000)	0

Cash, beginning of period	35,000	35,000	0
Cash, end of period	$0	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

REFLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2008

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Nature of Business

REFLEX, Inc. (“Reflex”) is a development stage company and was incorporated in Nevada on October 4, 2007.  The Company is developing degradable fast food containers made from a starch mixture specifically for fast-food retailers in Malaysia and other Asian countries. Reflex operates out of office space owned by a director and stockholder of the Company.  The facilities are provided at no charge.  There can be no assurances that the facilities will continue to be provided at no charge in the future.

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

Cash and Cash Equivalents

Reflex considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At April 30, 2008 the Company had $-0- of cash.

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
April 30, 2008

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

NOTE 2 – PREPAID EXPENSES

Prepaid expenses at April 30, 2008 were $-0-.

NOTE 3 – INCOME TAXES

For the period ended April 30, 2008, Reflex has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $43,000 at April 30, 2008, and will expire beginning in the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2008
Deferred tax asset attributable to:
Net operating loss carryover	$14,620
Valuation allowance	(14,620)
Net deferred tax asset	$-

REFLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2008

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Locate Suitable Manufacturing

We do not currently have any manufacturing facilities. Our directors have contacted several plastic producers in Indonesia, and have begun negotiations for the manufacture of our Product on a contract basis. We are currently negotiating price, payment, customer guarantee, shipping, inventory, delivery schedule and returns. We plan to pursue these negotiations further upon commercialization of our Product. Production of our food container doesn't require any facilities or equipment beyond what is available to any plastic producer. We could contract with any plastic producer to manufacture our Product by following our instructions. We do not anticipate renting a warehouse at this stage of our business. The plastic producer that will work with us will provide packaging, storage, and shipping service for us as part of our agreement. All of the raw materials necessary to produce our Product are available in the public marketplace. We will only accept wholesale orders from wholesale distributors. Once we receive wholesale orders, we will hold the order until certain quantities, which will be pre-negotiated with plastic producers, are attained. Then we will contract with the plastic producer to produce our Product for us at pre-

negotiated prices. Typically the order will be shipped within five business days after we place the order.

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

Results of Operations for the Six and Three Months Ended April 30, 2008 and Period from October 4, 2007 (Date of Inception) until April 30, 2008

We generated no revenue for the period from October 4, 2007 (Date of Inception) until April 30, 2008. Our Operating Expenses were $39,000 during the six months ended April 30, 2008, $2,000 for the three months ended April 30, 2008, and $43,000 for the period from October 4, 2007 (Date of Inception) to April 30, 2008. For each period mentioned, our Operating Expenses consisting entirely of Professional Fees. We, therefore, recorded a net loss of $39,000 for the six months ended April 30, 2008, $2,000 for the three months ended April 30, 2008, and $43,000 for the period from October 4, 2007 (Date of Inception) until April 30, 2008.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our Product and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of April 30, 2008, we had total current assets of $0.  We had no current liabilities as of April 30, 2008. Thus, we have working capital of $0 as of April 30, 2008.

Operating activities used $43,000 in cash for the period from October 4, 2007 (Date of Inception) until April 30, 2008. Our net loss of $43,000 was sole basis of our negative operating cash flow. Financing Activities during the period from September 18, 2007 (Date of Inception) until April 30, 2008 generated $43,000 in cash during the period.

As of April 30, 2008, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of April 30, 2008, there were no off balance sheet arrangements.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Budi Setyawan.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2008.

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

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended April 30, 2008.

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

Reflex Inc.

Date:	June 12, 2008

By: /s/Budi Setyawan Budi Setyawan Title: Chief Executive Officer and Director