Form 10-Q
period 2008-07-31
Reflex Inc.
filed 2008-08-26
CIK 1415936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,150,000 common shares as of July 31, 2008.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheet as of July 31, 2008 (unaudited);
F-2	Statements of Operations for the nine and three months ended July 31, 2008 and period from October 4, 2007 (Inception) to July 31, 2008 (unaudited);
F-3	Statements of Stockholders’ Deficit for period from October 4, 2007 (Inception) to July 31, 2008 (unaudited);
F-4	Statements of Cash Flows for the nine and three months ended July 31, 2008 and period from October 4, 2007 (Inception) to July 31, 2008 (unaudited);
F-4	Notes to Unaudited Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended July 31, 2008 are not necessarily indicative of the results that can be expected for the full year.

REFLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (unaudited)
As of July 31, 2008

ASSETS

Current Assets
Cash and equivalents	$-0-
Prepaid expenses	-0-

TOTAL ASSETS	$-0-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities	$2,000

Stockholders’ Deficit
Common Stock, $.001 par value, 90,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-0-

Additional paid-in capital	40,850
Deficit accumulated during the development stage	(45,000)
Total stockholders’ deficit	(2,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-0-

See accompanying notes to financial statements.

REFLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
Nine Months and Three Months Ended July 31, 2008
Period from October 4, 2007 (Inception) to July 31, 2008

	Nine Months Ended July 31, 2008	Three Months Ended July 31, 2008	Period from October 4, 2007 (Inception) to July 31, 2008
Revenues	$-0-	$-0-	$-0-

Expenses :
Professional fees	41,000	2,000	45,000

Net Loss	$(41,000)	$(2,000)	$(45,000)

Net loss per share:
Basic and diluted	$(0.02)	$(0.00)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

REFLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
Period from October 4, 2007 (Inception) to July 31, 2008

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$-	$43,000
Loss for the period ended October 31, 2007	-	-	-	(4,000)	(4,000)
Balance, October 31, 2007	2,150,000	2,150	40,850	(4,000)	39,000
Net loss for the nine months ended July 31, 2008	-	-	-	(41,000)	(41,000)
Balance, July 31, 2008	2,150,000	$2,150	$40,850	$(45,000)	$(2,000)

See accompanying notes to financial statements.

REFLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Nine Months and Three Months Ended July 31, 2008
Period from October 4, 2007(Inception) to July 31, 2008

	Nine Months Ended July 31, 2008	Three Months Ended July 31, 2008	Period From October 4, 2007 (Inception) to July 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(41,000)	$(2,000)	$(45,000)
Change in non-cash working capital items
Prepaid expenses	4,000	-0-	-0-
Accrued expenses	2,000	2,000	2,000
CASH FLOWS USED BY OPERATING ACTIVITIES	(35,000)	-0-	(43,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	-0-	43,000
NET INCREASE IN CASH	-0-	-0-	-0-

Cash, beginning of period	35,000	-0-	-0-
Cash, end of period	$-0-	$-0-	$-0-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

REFLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2008

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Nature of Business

REFLEX, Inc. (“Reflex”) is a development stage company and was incorporated in Nevada on October 4, 2007.  The Company is developing degradable food containers made from a starch mixture specifically for fast food retailers in Malaysia and other Asian countries.  Reflex operates out of office space owned by a director and stockholder of the Company.  The facilities are provided at no charge.  There can be no assurances that the facilities will continue to be provided at no charge in the future.

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

Cash and Cash Equivalents

Reflex considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At July 31, 2008 the Company had $-0- of cash.

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
July 31, 2008

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

NOTE 2 – PREPAID EXPENSES

Prepaid expenses at July 31, 2008 were $-0-.

NOTE 3 – INCOME TAXES

For the period ended July 31, 2008, Reflex has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $45,000 at July 31, 2008, and will expire beginning in the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2008
Deferred tax asset attributable to:
Net operating loss carryover	$15,300
Valuation allowance	(15,300)
Net deferred tax asset	$-

REFLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2008

NOTE 4 – LIQUIDITY AND GOING CONCERN

Reflex has negative working capital and has not yet received revenues from sales of products or services.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Results of Operations for the Nine and Three Months Ended July 31, 2008 and Period from October 4, 2007 (Date of Inception) until July 31, 2008

We generated no revenue for the period from October 4, 2007 (Date of Inception) until July 31, 2008. Our Operating Expenses were $41,000 during the nine months ended July 31, 2008, $2,000 for the three months ended July 31, 2008, and $45,000 for the period from October 4, 2007 (Date of Inception) to July 31, 2008. For each period mentioned, our Operating Expenses consisting entirely of Professional Fees. We, therefore, recorded a net loss of $41,000 for the nine months ended July 31, 2008, $2,000 for the three months ended July 31, 2008, and $45,000 for the period from October 4, 2007 (Date of Inception) until July 31, 2008.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our Product and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of July 31, 2008, we had total current assets of $0.  We had $2,000 in current liabilities as of July 31, 2008. Thus, we had a working capital deficit of $2,000 as of July 31, 2008.

Operating activities used $43,000 in cash for the period from October 4, 2007 (Date of Inception) until July 31, 2008. Our net loss of $43,000 offset by $2,000 in accrued expenses was sole basis of our negative operating cash flow. Financing Activities during the period from September 18, 2007 (Date of Inception) until July 31, 2008 generated $43,000 in cash during the period.

As of July 31, 2008, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of July 31, 2008, there were no off balance sheet arrangements.

Going Concern

We have a negative working capital and have not yet received revenues from sales of products. These factors have caused our accountants to express substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Budi Setyawan.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2008.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended July 31, 2008.

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

Reflex Inc.

Date:	August 22, 2008

By: /s/ Budi Setyawan Budi Setyawan Title: Chief Executive Officer and Director