Form 10-K
period 2008-10-31
Reflex Inc.
filed 2009-01-26
CIK 1415936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-147685

Reflex, Inc.
(Exact name of registrant as specified in its charter)
Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

JL.P Banka No. 9, Aren Jaya Bekasi, Timur Jawa Barat Jakarta, Indonesia	________
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: 001-62-021-8-205-5127

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]       No [X]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  2,150,000 as of October 31, 2008.

 PART I
Item 1.   Business

Company Overview

We were incorporated on October 4, 2007, in the State of Nevada for the purpose of developing, manufacturing, and selling degradable food containers specifically for fast-food retailers in Asia.

Business of Company

We are engaged in the business of developing, manufacturing, and selling degradable food containers made from a starch mixture specifically for fast-food retailers in Malaysia and other Asian countries (our "Product").  Such a product will allow fast-food retailers to efficiently and serviceably distribute food in mass quantities without the detrimental environmental waste produced by fast-food containers presently in use in the Asian market.  We are currently in the process of designing and developing our Product formula, and we are continually refining this formula through experiments. We are testing different ingredients and percentage ratios, as well as variables such as the speed of the production process and the temperature of the mixture when forming.  When we are satisfied that our Product will compete effectively in the Fast-food Container Industry by being the most practical and environmentally respectful fast-food container. We intend to begin the manufacture and distribution of the Product to fast-food retailers.

Environmental Impact of Styrofoam and Paper Food Containers

A styrofoam takeout container is a disposable container used internationally by restaurants. Such containers are most commonly used to serve takeout food and fast food.  These containers are made with polystyrene foam that is injected into a mold to produce a container.  Styrofoam takeout containers are typically discarded after the food has been consumed and are rarely recycled.  Polystyrene is not easily recyclable because of its light weight and low scrap value.  Styrofoam containers are lightweight and flexible, although not as durable as plastic containers in that they will crack much more easily if excess pressure is applied. They are waterproof and usually white in color, although they may be printed (usually with one color) with a company logo or other message.  They may also be embossed.  They are stored by stacking the containers, one inside the other.  Styrofoam takeout containers come in two main varieties:  round cups with detachable plastic or styrofoam lids, used for storing soup and other similar foods; and clamshell-shaped containers with attached, hinged lids, produced in small and large sizes. The large size usually features several compartments, allowing different foods to be kept separate. They may be either square or rectangular.  Clamshell-shaped styrofoam containers usually feature one, two, or more small projections on the outer edge of the bottom part of the container, which fit through holes on the outer edge of the upper part of the container, "locking" the container and keeping it from popping open while being transported.

The biggest environmental health concern associated with polystyrene is the danger associated with styrene, the basic building block of polystyrene. Styrene is classified as a possible human carcinogen by the International Agency for Research on Cancer (IARC). It has been determined that when foods or liquids are stored in styrofoam containers, even for short periods of time, small amounts of styrene may migrate into the food itself. Foods or beverages containing fat draw more styrene into the food, as do hot foods.  The process of making polystyrene pollutes the air and creates large amounts of liquid and solid waste.  Toxic chemicals may leach out of these products into the food that they contain (especially when heated in a microwave). These chemicals threaten human health and reproductive systems. These products are made with petroleum, a non-sustainable and heavily polluting resource. The use of hydrocarbons in polystyrene foam manufacture releases the hydrocarbons into the air at ground level. There, combined with nitrogen oxides in the presence of sunlight, they form tropospheric ozone, a serious air pollutant at ground level. Polystyrene foam is often dumped into the environment as litter. This material is notorious for breaking up into pieces that choke animals and clog their digestive systems. A significant amount of the waste currently going to landfill sites consists of packaging and containers designed for temporary, single-use food containment.  Once in landfill, these materials break down very slowly, thus creating a significant waste disposal impact.  Facing the increasing use of disposable polystyrene, some Asian countries have or are currently drafting measures to restrict their widespread uses.

Paper food containers are also widely used in Asia, but paper production and disposal have similarly negative environmental ramifications.  Pulp and paper mills are large sources of standard air pollutants, such as carbon dioxide, nitrous oxides, sulfur dioxides, carbon monoxides and particulates. These contribute to ozone warnings, acid rain, global warming and respiratory problems. Many of the mills are large enough to have their own coal-fired power plants, raising additional concerns about mercury, arsenic and radioactive emissions.  Paper making is energy intensive, drawing large amounts of electricity from public utilities, or forcing mills to build their own power plants. This is a significant contributor to air pollution.  Paper making uses a great deal of water, generally produces a large amount of solid waste, and contributes to deforestation.  Recycling of paper food containers is often infeasible due to food residue and a wax or plastic coating.

Fast-food Industry in Asia

The fast-food market is defined as the sale of food and drinks for immediate consumption either on the premises or in designated eating areas shared with other foodservice operators, or for consumption elsewhere.  The fast-food industry in Asia is thriving, as indicated by the AC Nielsen Consumer Confidence and Opinion Survey conducted in late 2004 in 28 countries across Asia-Pacific, Europe and the United States. More than 14,100 consumers were interviewed online for this survey, revealing that 9 of the top 10 global markets for weekly fast-food consumption are from the Asia-Pacific region. The Philippines topped the survey with 99% of respondents who eat at fast-food restaurants, followed Taiwan and Malaysia at 98%.  Taiwan, however, showed the lowest consumption frequency in the region, with only 19% visiting these outlets every week, while 43% said they ate fast food less than once a month. Lennart Bengtsson, chief marketing officer of ACNielsen Asia-Pacific, attributed these fast-food chains' strong market presence to people's busy lifestyles and ease of access to these restaurants.

On the Chinese mainland, 97% of customers dine at fast-food restaurants, putting China in the top 5 out of the 28 markets surveyed. Chinese consumers, especially those who live in large urban areas, have accepted Western-style fast-food restaurants that serve French fries and other popular side dishes as a way of life in China.  The fast-food business has become increasingly competitive in China over the past two decades with various multinational fast-food chains expanding into new localities, new players rushing to enter the Chinese market, and new types of cuisine and menu choices constantly appearing.  In China, 30% of those surveyed eat at fast-food restaurants two to three times a month and 26% do so once a month or less. Fast food was eaten more than once a day by 3% of those surveyed, and 6% of them ate there every day, while 21% of respondents ate once or twice a week and 11% 3 to 6 times a week.

Our Product

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

Competition

Over the past few years, packaging suppliers have been introducing various forms of biodegradable plastics.  These materials are made from a variety of plants, primarily corn, in response to projections that consumers and recycling regulations will drive demand for environmentally-friendly packaging.  In the latest developments Cargill said it had signed an agreement with Japan-based Teijin Limited to create a joint venture partnership to manufacture and market polylactic acid ("PLA").  PLA is a plastic biopolymer, wholly derived from corn, which is compostable and biodegradable.

We compete with a number of established manufacturers, importers, and distributors who sell food containers to fast-food retailers.  These companies enjoy brand recognition which exceeds that of our brand name.  We compete with several manufacturers, importers, and distributors who have significantly greater financial, distribution, advertising, and marketing resources than we do, including the following:

•	Xiamen Jiekai Pulp Moulding Package Co., Ltd. makes a Biodegradable Fast-food Tray made of sugarcane pulp. It claims to be innocuous, oil proof, able to bear high temperature, and 100% biodegradable.
•
Natural Pack Company, Ltd. makes a Disposable Natural Biodegradable Food Bowl with Pet Lid.  These degradable food bowls are made from Greenpack, a new degradable material which naturally starts to break down after 3 months when exposed to light and oxygen.  Greenpack is made from 80% natural resources such as limestone and starches, and 20% from polypropylene.  This bowl is used for soups, fruit salads, coleslaw, snacks and takeaways, is microwaveable, and can withstand a temperature range of -20 to +120 degrees Celsius, as well as freezing and high pressure steaming.  The product has a shelf life of 2 years, is non-absorbent of water, oils or smells, and is non-toxic, hygienic, durable, flexible, easy to stack, store and use.

•	Natural Pack Company, Ltd. also sells a variety of other fast-food containers made from Greenpack, including multi-sectioned containers.
•
Roots Biopack Group sells food containers made from 100% bio-degradable, compostable sugarcane fiber (Bagasse) that is a by-product of the sugar refining process.  Roots Biopack Group products also carry the "Hong Kong Green Label" seal, promoting that their products are environmentally friendly.

•
Ecologico Packaging claims to be the first Malaysian company to produce food containers made of natural Oil Palm Fiber that are100% bio-degradable and convertible into natural fertilizers, suitable for any type of food packaging, microwaveable, and able to preserve freshness of foods for long periods of time.

We believe that our success will depend upon our ability to remain competitive in our product areas.  We compete primarily on the basis of quality, brand name recognition, and price. The failure to compete successfully in the future could result in a material deterioration of customer loyalty and our image and could have a material adverse effect on our business.

Intellectual Property

Once we determine the final formula for our Product, we intend to file a patent on our unique mixture.  We intend to file for patent pending status as we design and develop a mixture for our first container.  We intend to apply for patent protection and/or copyright protection in Indonesia, China, the United States, and other jurisdictions.

We intend to aggressively assert our rights under trade secret, unfair competition, trademark and copyright laws to protect our intellectual property, including product design, proprietary manufacturing processes and technologies, product research and concepts and recognized trademarks.  These rights are protected through the acquisition of patents and trademark registrations, the maintenance of trade secrets, the development of trade dress, and, where appropriate, litigation against those who are, in our opinion, infringing these rights.

While there can be no assurance that registered trademarks will protect our proprietary information, we intend to assert our intellectual property rights against any infringer.  Although any assertion of our rights can result in a substantial cost to, and diversion of effort by, our company, management believes that the protection of our intellectual property rights is a key component of our operating strategy.

Regulatory Matters

We are unaware of and do not anticipate having to expend significant resources to comply with any governmental regulations of the food container industry.  We are subject to the laws and regulations of those jurisdictions in which we plan to sell our product, which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes.  In general, the development, manufacture, and sale of our Product in Indonesia is not subject to special regulatory and/or supervisory requirements.

Employees

We have no other employees other than our officers and directors.  Our President oversees all responsibilities in the areas of corporate administration, business development, and research.  We intend to expand our current management to retain skilled directors, officers, and employees with experience relevant to our business focus.  Our current management team is highly skilled in technical areas such as researching and developing our product, but not skilled in areas such as marketing our product and business management.  Obtaining the assistance of individuals with an in-depth knowledge of operations and markets will allow us to build market share more effectively.  We intend on employing sales representatives in Jakarta, Indonesia when our product is ready for production and shipping.

Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

Item 1A.   Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 1B.   Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2.   Properties

We maintain our corporate office at 50 West Liberty Street, Suite 880, Reno, NV 89501, and our operations office is located at JL.P.Banka, No. 9, Aren Jaya Bekasi, Timur Jawa Barat Jakarta.

Item 3.   Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended October 31, 2008.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “RFXC.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending October 31, 2008
Quarter Ended	High $	Low $
October 31, 2008	N/A	N/A
July 31, 2008	N/A	N/A
April 30, 2008	N/A	N/A
January 31, 2008	N/A	N/A

Fiscal Year Ending October 31, 2007
Quarter Ended	High $	Low $
October 31, 2007	N/A	N/A

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of October 31, 2008, we had forty (40) shareholders of record.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.  The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business, or;
2.
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Item 6.   Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

▪
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

▪
Travel and Related expenses, which will consist primarily of our executive officers and directors visiting fast-food products wholesalers, as well as major fast-food chains in their sales efforts. We estimate travel and related expenses for the next twelve months will be approximately $4,000;

▪
Initial Marketing, which will consist of the marketing efforts discussed above, including direct marketing and attendance at trade shows. We estimate initial marketing expenses for the next twelve months will be approximately $6,000;

▪
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

Results of Operations for the Year Ended October 31, 2008 and Period from October 4, 2007 (Date of Inception) until October 31, 2008

We generated no revenue for the period from October 4, 2007 (Date of Inception) until October 31, 2008.

Operating Expenses during the year ended October 31, 2008 were $45,000 and our Operating Expenses for the period from October 4, 2007 (Date of Inception) to October 31, 2008 were $49,000. For all periods mentioned, our Operating Expenses consisting entirely of Professional Fees. We, therefore, recorded a net loss of $45,000 for the year ended October 31, 2008, and $49,000 for the period from October 4, 2007 (Date of Inception) until October 31, 2008.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our Product and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of October 31, 2008, we had total current assets of $0.  We had $6,000 in current liabilities as of October 31, 2008. Thus, we had a working capital deficit of $6,000 as of October 31, 2008.

Operating activities used $43,000 in cash for the period from October 4, 2007 (Date of Inception) until October 31, 2008. Our net loss of $49,000 offset by accrued expenses of $6,000 was the sole basis of our negative operating cash flow. Financing Activities during the period from October 4, 2007 (Date of Inception) until October 31, 2008 generated $43,000 in cash during the period.

As of October 31, 2008, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

We have negative working capital, have incurred losses since inception, and have not yet received revenues from sales of products or services.  These factors create substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Off Balance Sheet Arrangements

As of October 31, 2007, there were no off balance sheet arrangements.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

See the financial statements annexed to this annual report.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending October 31, 2008.

Item 9A(T).  Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2008. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages as of October 1, 2008 are as follows:

Name	Age	Position Held with the Company
Budi Setyawan JL.P.Banka, No. 9, Aren Jaya Bekasi Timur Jawa Barat Jakarta	30	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting President and director
Herdiansyah Milana JL.P.Banka, No. 9, Aren Jaya Bekasi Timur Jawa Barat Jakarta	24	Chief Technology Officer, Director

Set forth below is a brief description of the background and business experience of our sole executive president and director.

Budi Setyawan is our President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting President and director. Budi Setyawan graduated with a Bachelor’s Degree from Gadjah Mada University in 1992, and has worked since that time as an independent, self-employed accountant.

Herdiansyah Milana is our Director. Herdiansyah Milana graduated with a Bachelor’s Degree in Engineering from Stmik Bina Nusantara in 2002, and has worked as an engineer with Merlin Corp. since that time.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We do not currently have any significant employees aside from Budi Setyawan and Herdiansyah Milana.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to our present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and

Code of Ethics

As of October 31, 2008, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended October 31, 2008 and 2007.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Budi Setyawan President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director	2007 2008	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to the Summary Compensation Table

We have not entered into any employment agreement or consulting agreement with our executive officers.  There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

Although we do not currently compensate our officers, we reserve the right to provide compensation at some time in the future.  Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further our business purposes.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of October 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Budi Setyawan	-	-	-	-	-	-	-	-	-

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Director Compensation

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the year ended October 31, 2008.

Stock Option Plans

We did not have a stock option plan as of October 31, 2008

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of  October 31, 2008, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership[1]	% of Common Stock[2]
Budi Setyawan JL.P.Banka, No. 9, Aren Jaya Bekasi Timur Jawa Barat Jakarta	Common Stock	600,000	27.9%
Herdiansyah Milana JL.P.Banka, No. 9, Aren Jaya Bekasi Timur Jawa Barat Jakarta	Common Stock	600,000	27.9%
DIRECTORS AND OFFICERS – TOTAL		1,200,000	55.8%

5% SHAREHOLDERS
NONE	Common Stock	NONE	NONE

1.
As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).  In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

2.	The percentage shown is based on denominator of 2,150,000 shares of common stock issued and outstanding for the company as of October 31, 2008.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended October 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2008	$9,000	-	-	-
2007	$4,000	-	-	-

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm

F-2	Balance Sheets as of October 31, 2008 and 2007;

F-3	Statements of Operations for the years ended October 31, 2008 and 2007, and the period from inception to October 31, 2008;

F-4	Statement of Stockholders’ Deficit for period from inception to October 31, 2008;

F-5	Statements of Cash Flows for the years ended October 31, 2008 and 2007, and the period from inception to October 31, 2008;

F-6	Notes to Financial Statements

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
23.1	Consent of Maddox Ungar Silberstein, PLLC, Certified Public Accountants
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference to the Registration Statement on Form SB-2/A filed on December 12, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Reflex, Inc.

By:	/s/Budi Setyawan
Budi Setyawan President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director

January 20, 2009

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/Budi Setyawan
Budi Setyawan President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director

January 20, 2009

By:	/s/Budi Setyawan
Herdiansyah Milana Director

January 20, 2009

Maddox Ungar Silberstein, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.maddoxungar.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Reflex, Inc.
Timur Jawa Barat Jakarta, Indonesia

We have audited the accompanying balance sheet of Reflex, Inc. (a development stage company) as of October 31, 2008 and 2007 and the related statements of operations, stockholders’ deficit and cash flows for the periods then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reflex, Inc. as of October 31, 2008 and 2007, and the results of its operations and cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 5 to the financial statements, the Company has negative working capital, has incurred losses since inception, and has not yet received revenue from sales of products or services.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 5. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Maddox Ungar Silberstein, PLLC
Maddox Ungar Silberstein, PLLC
Bingham Farms, Michigan
January 15, 2009

REFLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of October 31, 2008 and 2007

	2008	2007
ASSETS

Current Assets
Cash and equivalents	$0	$35,000
Prepaid expenses	0	4,000

TOTAL ASSETS	$0	$39,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accrued expenses	$6,000	$0

Stockholders’ Equity (Deficit)
Common Stock, $.001 par value, 90,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0

Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(49,000)	(4,000)
Total stockholders’ equity (deficit)	(6,000)	39,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$0	$39,000

See accompanying notes to financial statements.

REFLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Years Ended October 31, 2007 and 2008
Period from October 4, 2007 (Inception) to October 31, 2008

	Year Ended October 31, 2008	Year Ended October 31, 2007	Period from October 4, 2007 (Inception) to October 31, 2008
Revenues	$0	$0	$0

Expenses :
Professional fees	45,000	4,000	49,000

Net Loss	$(45,000)	$(4,000)	$(49,000)

Net loss per share:
Basic and diluted	$(0.02)	$(0.00)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

REFLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQIUTY (DEFICIT)
Period from October 4, 2007 (Inception) to October 31, 2008

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$-	$43,000
Loss for the period ended October 31, 2007	-	-	-	(4,000)	(4,000)
Balance, October 31, 2007	2,150,000	2,150	40,850	(4,000)	39,000
Net loss for the year ended October 31, 2008	-	-	-	(45,000)	(45,000)
Balance, October 31, 2008	2,150,000	$2,150	$40,850	$(49,000)	$(6,000)

See accompanying notes to financial statements.

REFLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Years Ended October 31, 2008 and 2007
Period from October 4, 2007 (Inception) to October 31, 2008

	Year Ended October 31, 2008	Year Ended October 31, 2007	Period From October 4, 2007 (Inception) to October 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(45,000)	$(4,000)	$(49,000)
Change in non-cash working capital items	4,000	0	0
Prepaid expenses
Accrued expenses	6,000	0	6,000
CASH FLOWS USED BY OPERATING ACTIVITIES	(35,000)	0	(43,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	0	0	43,000
NET INCREASE IN CASH	0	0	0

Cash, beginning of period	35,000	0	0
Cash, end of period	$0	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

REFLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2008

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Reflex, Inc. (“Reflex”) is a development stage company and was incorporated in Nevada on October 4, 2007.  We are engaged in the business of developing, manufacturing, and selling degradable fast-food packaging for use primarily in Asia. Reflex operates out of office space owned by a director and stockholder of the Company.  The facilities are provided at no charge.  There can be no assurances that the facilities will continue to be provided at no charge in the future.

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

Cash and Cash Equivalents

Reflex considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At October 31, 2008 the Company had $-0- of cash.

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
October 31, 2008

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

NOTE 2 – PREPAID EXPENSES

Prepaid expenses at October 31, 2008 were $-0-.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at October 31, 2008 consisted of amounts owed to the firms outside independent auditors for services rendered for periods reported on in these financial statements.

NOTE 4 – INCOME TAXES

For the period ended October 31, 2008, Reflex has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $49,000 at October 31, 2008, and will expire beginning in the year 2027.

REFLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2008

NOTE 4 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2008
Deferred tax asset attributable to:
Net operating loss carryover	$16,660
Valuation allowance	(16,660)
Net deferred tax asset	$-

NOTE 5 – LIQUIDITY AND GOING CONCERN

Reflex has negative working capital, has incurred losses since inception, and has not yet received revenues from sales of products or services.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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