Form 10-Q
period 2009-07-31
Reflex Inc.
filed 2009-09-11
CIK 1415936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2009

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,150,000 common shares as of September 8, 2009.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of July 31, 2009 (unaudited) and October 31, 2008 (audited);
F-2	Statements of Operations for the three and nine months ended July 31, 2009 and 2008 and period from October 4, 2007 (Inception) to July 31, 2009 (unaudited);
F-3	Statements of Stockholders’ Deficit for period from October 4, 2007 (Inception) to July 31, 2009 (unaudited);
F-4	Statements of Cash Flows for the nine months ended July 31, 2009 and 2008 and period from October 4, 2007 (Inception) to July 31, 2009 (unaudited);
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended July 31, 2009 are not necessarily indicative of the results that can be expected for the full year.

REFLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of July 31, 2009 and October 31, 2008

	July 31, 2009	October 31, 2008
	(unaudited)	(audited)
ASSETS

Current Assets
Cash and equivalents	$-0-	$-0-
Prepaid expenses	-0-	-0-

TOTAL ASSETS	$-0-	$-0-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$-0-	$6,000
Due to officer	12,000	-0-
Total liabilities	12,000	6,000

Stockholders’ Deficit
Common Stock, $.001 par value, 90,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Preferred Stock, $.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-0-	-0-
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(55,000)	(49,000)
Total stockholders’ deficit	(12,000)	(6,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-0-	$-0-

See accompanying notes to financial statements.

REFLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
Three Months and Nine Months Ended July 31, 2009 and 2008
Period from October 4, 2007 (Inception) to July 31, 2009

	Three Months Ended July 31, 2009	Three Months Ended July 31, 2008	Nine Months Ended July 31, 2009	Nine Months Ended July 31, 2008	Period from October 4, 2007 (Inception) to July 31, 2009
Revenues	$-0-	$-0-	$-0-	$-0-	$-0-

Expenses :
Professional fees	2,000	2,000	6,000	41,000	55,000

Net Loss	$(2,000)	$(2,000)	$(6,000)	$(41,000)	$(55,000)

Net loss per share:
Basic and diluted	$(0.00)	$(0.02)	$(0.00)	$(0.00)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

REFLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ (DEFICIT) (unaudited)
Period from October 4, 2007 (Inception) to July 31, 2009

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$-	$43,000
Loss for the period ended October 31, 2007	-	-	-	(4,000)	(4,000)
Balance, October 31, 2007	2,150,000	2,150	40,850	(4,000)	39,000
Net loss for the year ended October 31, 2008	-	-	-	(45,000)	(45,000)
Balance, October 31, 2008	2,150,000	2,150	40,850	(49,000)	(6,000)
Net loss for the period ended July 31, 2009	-	-	-	(6,000)	(6,000)
Balance, July 31, 2009	2,150,000	$2,150	$40,850	$(55,000)	$(12,000)

See accompanying notes to financial statements.

REFLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Nine Months Ended July 31, 2009 and 2008
Period from October 4, 2007 (Inception) to July 31, 2009

	Nine Months Ended July 31, 2009	Nine Months Ended July 31, 2008	Period From October 4, 2007 (Inception) to July 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,000)	$(41,000)	$(55,000)
Change in non-cash working capital items
Prepaid expenses	-0-	4,000	-0-
Accrued expenses	(6,000)	2,000	-0-
Due to officer	12,000	-0-	12,000
CASH FLOWS USED BY OPERATING ACTIVITIES	-0-	(35,000)	(43,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-0-	-0-	43,000
NET INCREASE IN CASH	-0-	-0-	-0-

Cash, beginning of period	-0-	35.000	-0-
Cash, end of period	$-0-	$-0-	$-0-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

REFLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2009

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

Cash and Cash Equivalents

Reflex considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At July 31, 2009 and October 31, 2008 the Company had $-0- of cash.

Fair Value of Financial Instruments

Reflex’s financial instruments consist of cash and cash equivalents and an amount due to officer. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

REFLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2009

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

NOTE 2 – PREPAID EXPENSES

Prepaid expenses at July 31, 2009 and October 31, 2008 were $-0-.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at October 31, 2008 consisted of amounts owed to the Company’s outside independent auditors for services rendered for periods reported on in these financial statements.

NOTE 4 – DUE TO OFFICER

The amount due to officer of $12,000 at July 31, 2009 consisted of amounts owed to an officer of the Company for amounts advanced to pay for professional services provided by the Company’s outside independent auditors for services rendered for periods ending on and prior to July 31, 2009. The amount is unsecured, due upon demand, and non-interest bearing.

REFLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2009

NOTE 5 – INCOME TAXES

For the periods ended July 31, 2009, Reflex has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $55,000 at July 31, 2009, and will expire beginning in the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2009
Deferred tax asset attributable to:
Net operating loss carryover	$18,700
Valuation allowance	(18,700)
Net deferred tax asset	$-

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

Results of Operations for the Three and Nine Months Ended July 31, 2009 and 2008 and Period from October 4, 2007 (Date of Inception) until July 31, 2009

We generated no revenue for the period from October 4, 2007 (Date of Inception) until July 31, 2009.

Our Operating Expenses during the three months ended July 31, 2009 were $2,000, compared with $2,000 for the three months ended July 31, 2008.  Our Operating Expenses during the nine months ended July 31, 2009 were $6,000, compared with $41,000 for the nine months ended July 31, 2008.  We spent considerably more in professional fees for the nine months ended July 31, 2008 as a result of filing a registration statement with the Securities and Exchange Commission during that period.  Our Operating Expenses for the period from October 4, 2007 (Date of Inception) to July 31, 2009 were $55,000. For each period mentioned, our Operating Expenses consisting entirely of Professional Fees. We, therefore, recorded a net loss of $2,000 for the three months ended July 31, 2009, $2,000 for the three months ended July 31, 2008, $6,000 for the nine months ended July 31, 2009, $41,000 for the nine months ended July 31, 2008, and $55,000 for the period from October 4, 2007 (Date of Inception) until July 31, 2009.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our Product and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of July 31, 2009, we had total current assets of $0.  We had $12,000 in current liabilities as of July 31, 2009. Thus, we had a working capital deficit of $12,000 as of July 31, 2009.

Operating activities used $43,000 in cash for the period from October 4, 2007 (Date of Inception) until July 31, 2009. Our net loss of $55,000 offset by accrued expenses of $12,000 was the sole basis of our negative operating cash flow. Financing Activities during the period from October 4, 2007 (Date of Inception) until July 31, 2009 generated $43,000 in cash during the period.

As of July 31, 2009, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Up through the period ended July 31, 2009, we have received advances from our officer and director, Budi Setyawan, to pay for professional fees of the company.  The amount is unsecured, due upon demand, and non-interest bearing. We have no commitment from any officer and director to advance funds in the future.

Off Balance Sheet Arrangements

As of July 31, 2009, there were no off balance sheet arrangements.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Budi Setyawan.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2009.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended July 31, 2009.

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

Reflex Inc.

Date:	September 8, 2009

By: /s/ Budi Setyawan Budi Setyawan Title: Chief Executive Officer and Director