Form 10-Q
period 2010-01-31
LANDMARK ENERGY ENTERPRISE, INC.
filed 2010-03-18
CIK 1415936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2010

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 333-147685

Landmark Energy Enterprise Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1404 E Joppa Road, Towson, MD 21286
(Address of principal executive offices)

410-296-2467
(Issuer’s telephone number)
Reflex, Inc. Timur Jawa Barat Jakarta, Indonesia
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

[ ] Large accelerated filer	[ ] Non-accelerated filer
[ ] Accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,150,000 common shares as of March 11, 2010.

TABLE OF CONTENTS
PART I – FINANCIAL INFORMATION
Item 1:	Financial Statements
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3:	Quantitative and Qualitative Disclosures About Market Risk
Item 4T:	Controls and Procedures
PART II – OTHER INFORMATION
Item 1:	Legal Proceedings
Item 1A:	Risk Factors
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3:	Defaults Upon Senior Securities
Item 4:	Submission of Matters to a Vote of Security Holders
Item 5:	Other Information
Item 6:	Exhibits

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Our financial statements included in this Form 10-Q are as follows:

Balance Sheet as of January 31, 2010 (unaudited) and October 31, 2009 (audited);

Statements of Operations for three Months Ended January 31, 2010 and 2009 and Period from October 4, 2007 (Inception) to January 31, 2010 (unaudited);

Statements of Stockholders’ Deficit for period from October 4, 2007 (Inception) to January 31, 2010 (unaudited);

Statements of Cash Flows for the three months ended January 31, 2010 and 2009 and period from October 4, 2007 (Inception) to January 31, 2010 (unaudited);

Notes to Financial Statements;

These  financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended January 31, 2010 are not necessarily indicative of the results that can be expected for the full year.

LANDMARK ENERGY ENTERPRISE INC.
FORMERLY KNOWN AS REFLEX, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
As of January 31, 2010 and October 31, 2009

	January 31,	October 31,
	2010	2009
	(unaudited)	(audited)
ASSETS

Current Assets
Cash and equivalents	$-0-	$-0-
Prepaid expenses	1,000	-0-

TOTAL ASSETS	$1,000	$-0-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Current Liabilities
Accrued expenses	$-0-	$-0-
Due to officer	38,500	16,000
Total liabilities	38,500	16,000

Stockholders’ Deficit
Common Stock, $.001 par value, 90,000,000 shares
authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Preferred Stock, $.001 par value, 10,000,000 shares
authorized, -0- shares issued and outstanding	-0-	-0-
Additional paid-in capital	56,850	40,850
Deficit accumulated during the development stage	(96,500)	(59,000)
Total stockholders’ deficit	(37,500)	(16,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,000	$-0-

See accompanying notes to financial statements.

LANDMARK ENERGY ENTERPRISE INC.
FORMERLY KNOWN AS REFLEX, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)
Three Months Ended January 31, 2010 and 2009

Period from October 4, 2007 (Inception) to January 31, 2010

			Period from
	Three Months	Three Months	October 4, 2007
	Ended	Ended	(Inception) to
	January 31,	January 31,	January 31,
	2010	2009	2010

Revenues	$-0-	$-0-	$-0-

Expenses :
Professional fees	37,500	2,000	96,500

Net Loss	$(37,500)	$(2,000)	$(96,500)
Net loss per share:
Basic and diluted	$(0.02)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000

See accompanying notes to financial statements.

LANDMARK ENERGY ENTERPRISE INC.
FORMERLY KNOWN AS REFLEX, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)

Period from October 4, 2007 (Inception) to January 31, 2010

				Deficit
				accumulated
				during the
	Common stock		Additional	development
	Shares	Amount	paid-in capital	stage	Total

Issuance of common stock
for cash @$.001	2,150,000	$2,150	$40,850	$--	$43,000
Loss for the period ended October
31, 2007	--	--	--	(4,000)	(4,000)
Balance, October 31, 2007	2,150,000	2,150	40,850	(4,000)	39,000

Net loss for the year
ended October 31, 2008	--	--	--	(45,000)	(45,000)
Balance, October 31, 2008	2,150,000	2,150	40,850	(49,000)	(6,000)
Net loss for the year
ended October 31, 2009	--	--	--	(10,000)	(10,000)
Balance, October 31, 2009	2,150,000	2,150	40,850	(59,000)	(16,000)
Contribution to capital	--	--	16,000	--	16,000
Net loss for the three months ended
January 31, 2010	--	--	--	(37,500)	(37,500)
Balance, January 31, 2010	2,150,000	$2,150	$56,850	$(96,500)	$(37,500)

See accompanying notes to financial statements.

LANDMARK ENERGY ENTERPRISE INC.
FORMERLY KNOWN AS REFLEX, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)
Three Months Ended January 31, 2010 and 2009

Period from October 4, 2007 (Inception) to January 31, 2010

			Period From
	Three Months	Three Months	October 4, 2007
	Ended	Ended	(Inception) to
	January 31,	January 31,	January 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(37,500)	$(2,000)	$(96,500)
Change in non-cash working capital items
Prepaid expenses	(1,000)	-0-	(1,000)
Accrued expenses	-0-	(6,000)	-0-
Due to officer	22,500	8,000	38,500
CASH FLOWS USED BY OPERATING ACTIVITIES	(16,000)	-0-	(59,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution to capital	16,000	-0-	16,000
Proceeds from sales of common stock	-0-	-0-	43,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	16,000	-0-	59,000

NET INCREASE IN CASH	-0-	-0-	-0-

Cash, beginning of period	-0-	-0-	-0-
Cash, end of period	$-0-	$-0-	$-0-

SUPPLEMENTAL CASH FLOW
INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

LANDMARK ENERGY ENTERPRISE INC.
FORMERLY KNOWN AS REFLEX, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2010

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Landmark Energy Enterprise Inc. (formerly known as Reflex, Inc.) (“Landmark” and the “Company”) is a development stage company and was incorporated in Nevada on October 4, 2007. We are engaged in the business of developing, manufacturing, and selling degradable fast-food packaging for use primarily in Asia. Landmark operates out of office space provided by stockholder of the Company. The facilities are provided at no charge. There can be no assurances that the facilities will continue to be provided at no charge in the future.

Development Stage Company

The accompanying financial statements have been prepared in accordance with accounting principles related to development-stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Cash and Cash Equivalents

Landmark considers all highly liquid investments with maturities of three months or less to be cash equivalents. At January 31, 2010 and October 31, 2009 the Company had $-0- of cash.

Fair Value of Financial Instruments

Landmark’s financial instruments consist of prepaid expenses and an amount due to an officer. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

LANDMARK ENERGY ENTERPRISE INC.
FORMERLY KNOWN AS REFLEX, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2010

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

Recent Accounting Pronouncements

Landmark does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – PREPAID EXPENSES

Prepaid expenses at January 31, 2010 and October 31, 2009 were $1,000 and $-0-, respectively.

NOTE 3 – DUE TO OFFICER

The amounts due to officer of $38,500 and $16,000 at January 31, 2010 and October 31, 2009, respectively, consisted of amounts owed to an officer of the Company for amounts advanced for working capital. The loans are unsecured, due upon demand, and non-interest bearing.

NOTE 4 – INCOME TAXES

For the periods ended January 31, 2010, Landmark has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $96,500 at January 31, 2010, and will expire beginning in the year 2027. Annual usage of the net operating loss may be affected by income tax rules relating to partnership changes.

LANDMARK ENERGY ENTERPRISE INC.
FORMERLY KNOWN AS REFLEX, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2010

NOTE 4 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2010
Deferred tax asset attributable to:
Net operating loss carryover	$32,800
Valuation allowance	(32,800)
Net deferred tax asset	$--

NOTE 5 – LIQUIDITY AND GOING CONCERN

Landmark has negative working capital, has incurred losses since inception, and has not yet received revenues from sales of products or services. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of Landmark to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

NOTE 6 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to January 31, 2010 through the date these financial statements were filed with the Securities and Exchange Commission and has determined that it does not have any material subsequent events to disclose.

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

The rising demand for fast food in Asia in conjunction with an increasing demand for environmentally-friendly products have resulted in what we anticipate will be a highly receptivepotential market for our Product. Retailers, consumers, and governments are all appealing for a product that will satisfy the fast-food industry's need for convenient product distribution without the negative effects of environmental waste. The escalating repercussions of styrofoam containers satiating the landfills and the deforestation and pollution resulting from the production of paper containers highlight the necessity of a food container that is sturdy in its service but will readily and safely degrade when disposed.

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

•

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

•

Developing direct marketing programs to attract retailers. In addition to attending the foregoing conferences and seminars, we intend to market directly to retailers. Our marketing will include conducting seminars, and the use of online and traditional advertising media such as newspapers and trade publications.

•

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

Results of Operations for the Three Months Ended January 31, 2010 and 2009 and Period from October 4, 2007 (Date of Inception) until January 31, 2010

We generated no revenue for the period from October 4, 2007 (Date of Inception) through January 31, 2010. Our Operating Expenses during the three months ended January 31, 2010 were $37,500, compared with $2,000 for the three months ended January 31, 2009.  The increase was due to the professional fees incurred for the affiliate stock purchase transaction on December 09, 2009. Our Operating Expenses for the period from October 4, 2007 (Date of Inception) to January 31, 2010 were $96,500. For each period mentioned, our Operating Expenses consist entirely of Professional Fees. We, therefore, recorded a net loss of $37,500 for the three months ended January 31, 2010, $2,000 for the three months ended January 31, 2009, and $96,500 for the period from October 4, 2007 (Date of Inception) until January 31, 2010.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our Product and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of January 31, 2010, we had total current assets of $1,000 and $ 38,500 in current liabilities. Thus, we had a working capital deficit of $37,500 as of January 31, 2010.

Operating activities used $59,000 in cash for the period from October 4, 2007 (Date of Inception) through January 31, 2010. Financing Activities during the period from October 4, 2007 (Date of Inception) through January 31, 2010 generated $59,000 in cash during the period.

As of January 31, 2010, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Up through the period ended January 31, 2010, we have received advances from our officer and director to pay for professional fees of the company.  The amount is unsecured, due upon demand, and non-interest bearing. We have no commitment from any officer and director to advance funds in the future.

Off Balance Sheet Arrangements

As of January 31, 2010, there were no off balance sheet arrangements.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2010, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2010.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On December 09, 2009, Budi Setyawan and Herdiansyah Milana (“Sellers”), the majority shareholders of the Company executed and consummated an Affiliate Stock Purchase Agreement under which Sellers sold all the 1,200,000 shares of common stock they owned in the Company, representing approximately 55.8% of the total issued and outstanding shares of common stock of the Company, to a group of individual purchasers Nai Sung Chou, Yidian Dong, Di Zhang, De Hong Chou, and Zemin Su (the “Purchasers”), for a total price of $ 180,000.00. As the result, Purchasers Nai Sung Chou, Yidian Dong, Di Zhang, De Hong Chou, and Zemin Su acquired approximately 55.8% of the total issued and outstanding shares of common stock of the Company and obtained the control of the Company.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended January 31, 2010.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Landmark Energy Enterprise Inc (formerly “Reflex Inc”)

Date:	March 18, 2010

By: /s/Nai Sung Chou Nai Sung Chou Title: Chief Executive Officer and Director