Form 10-Q
period 2010-04-30
LANDMARK ENERGY ENTERPRISE, INC.
filed 2010-06-16
CIK 1415936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2010
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

410-296-2467
(Issuer’s telephone number)

_______________________________Reflex Inc_______________________________
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

[ ] Large accelerated filer	[ ] Non-accelerated filer
[ ]Accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,200,000 common shares as of June 14, 2010 (2,150,000 shares of common stock issued and outstanding as of April 18, 2010. The issuer effectuated an 8:1 forward stock split on April 19, 2010).

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Our financial statements included in this Form 10-Q are as follows:

Balance Sheet as of April 30, 2010 (unaudited) and October 31, 2009 (audited);
Statements of Operations for three months ended April 30, 2010 and 2009 , six months ended April 30, 2010 and 2009 and Period from October 4, 2007 (Inception) to April 30, 2010 (unaudited);

Statements of Stockholders’ Deficit for period from October 4, 2007 (Inception) to April 30, 2010 (unaudited);

Statements of Cash Flows for the six months ended April 30, 2010 and 2009 and period from October 4, 2007 (Inception) to April 30, 2010 (unaudited);

Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended April 30, 2010 are not necessarily indicative of the results that can be expected for the full year.

LANDMARK ENERGY ENTERPRISES, INC.
FORMERLY KNOWN AS REFLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of April 30, 2010 and October 31, 2009

	April 30,	October 31,
	2010	2009
	(unaudited )	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$25,549	$-
Prepaid expenses	6,000	-
Due from unrelated party	50,000	-

TOTAL ASSETS	$81,549	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued expenses	$41,000	$-
Due to officers	56,500	16,000
Due to unrelated party	125,000	-
Total liabilities	222,500	16,000

Stockholders' Deficit
Common stock, $.001 par value, 90,000,000
shares authorized, 17,200,000 shares
 issued and outstanding
(2,150,000 shares of common stock
issued and outstanding as of April 18,
2010. Issuer effectuated a 8:1 forward
stock split on April 19, 2010)

	17,200	2,150

Preferred stock, $.001 par value, 10,000,000
shares authorized, 0 shares issued and
outstanding	-	-
Additional paid in capital	41,800	40,850
Deficit accumulated during the development stage	-199,951	-59,000
Total stockholders' deficit	-140,951	-16,000

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICT	$81,549	$-

See accompanying notes to financial statements.

LANDMARK ENERGY ENTERPRISES, INC.
FORMERLY KNOWN AS REFLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
Three Months Ended April 31, 2010 and 2009, Six Months Ended April 30, 2010 and 2009, and Period from October 4, 2007 (Inception) to April 30, 2010

					Period from
	Three Months Ended		Six Months Ended		October 4, 2007
	April 30,	April 30,	April 30,	April 30,	(Inception) to
	2010	2009	2010	2009	April 30, 2010

Revenue	$-	$-	$-	$-	$-

Expenses:
Professional fees	9,500	2,000	47,000	4,000	106,000
Salaries	84,000	-	84,000	-	84,000
Rent	7,500	-	7,500	-	7,500
Miscellaneous	2,451	-	2,451	-	2,451
	103,451	2,000	140,951	4,000	199,951

Net Loss	$-103,451	$-2,000	$-140,951	$-4,000	$-199,951

Net loss per share:
Basic	$(0.01)	$-	$(0.01)	$-

Weighted average shares outstanding	17,200,000	17,200,000	17,200,000	17,200,000

See accompanying notes to financial statements.

LANDMARK ENERGY ENTERPRISES, INC.
FORMERLY KNOWN AS REFLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' DEFICIT (unaudited)
Period from October 4, 2007 (Inception) to April 30, 2010

				Deficit
				Accumulated
	Common Stock		Additional	during the
	Shares	Amount	Paid in Capital	Development Stage	Total

Issuance of common stock for cash	2,150,000	$2,150	$40,850	$-	$43,000
Loss for the period ended October 31, 2007	-	-	-	-4,000	-4,000
Balance, October 31,2007	2,150,000	2,150	40,850	-4,000	39,000

Net loss for the year ended October 21, 2008	-	-	-	-45,000	-45,000
Balance, October 31,2008	2,150,000	2,150	40,850	-49,000	-6,000

Net loss for the year ended October 21, 2009	-	-	-	-10,000	-10,000
Balance, October 31,2009	2,150,000	2,150	40,850	-59,000	-16,000

Contribution to capital	-	-	16,000	-	16,000
Net loss for the three months ended January 31, 2010	-	-	-	-37,500	-37,500
Balance, January 31, 2010	2,150,000	2,150	56,850	-96,500	-37,500

Stock split (8 to 1)	15,050,000	15,050	-15,050	-	-

Net loss for three months ended April 30, 2010	-	-	-	-103,451	-103,451
Balance, April 30, 2010	17, 200,000	$17,200	$41,800	$-199,951	$-140,951

See accompanying notes to financial statements.

LANDMARK ENERGY ENTERPRISES, INC.
FORMERLY KNOWN AS REFLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Six Months Ended April 30, 2010 and 2009
Period from October 4, 2007 (Inception) to April 30, 2010

			Period from
	Six Months	Six Months	October 4,
	Ended	Ended	2007 (Inception)
	April 30,	April 30,	to April 30,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	-140,951	$-4,000	$-199,951
Changes in current assets and liabilities:
Prepaid expenses	-6,000	-	-6,000
Accrued expenses	41,000	-6,000	41,000
CASH USED BY OPERATING ACTIVITIES	-105,951	-10,000	-164,951

CASH FLOWS FROM INVESTING ACTIVITIES
Loan to unrelated party	-50,000	-	-50,000
CASH USED BY INVESTING ACTIVITIES	-50,000	-	-50,000

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution	16,000	-	16,000
Proceeds from sale of common stock	-	-	43,000
Loan from unrelated party	125,000	-	125,000
Loan from officers , net	40,500	10,000	56,500
CASH PROVIDED BY FINACINGING ACTIVITIES	181,500	10,000	240,500

NET INCREASE IN CASH	25,549	-	25,549

Cash, beginning of period	-	-	-
Cash, end of period	$25,549	$-	$25,549

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

 See accompanying notes to financial statements.

LANDMARK ENERGY ENTERPRISE INC.
FORMERLY KNOWN AS REFLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
For the period ended April 30, 2010

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

NOTE 2 – PREPAID EXPENSES

Prepaid expenses at April 30, 2010 and October 31, 2009 were $6,000 and $-0-, respectively.

NOTE 3 – DUE TO OFFICER

The amounts due to officer of $56,500 and $16,000 at April 30, 2010 and October 31, 2009, respectively, consisted of amounts owed to an officer of the Company for amounts advanced for working capital. The loans are unsecured, due upon demand, and non-interest bearing.

NOTE 4 – Due from unrelated party

Due from unrelated party represents the money loaned to an unrelated party based in mainland China.  The loan is unsecured, due upon demand, and non-interest bearing.

NOTE 5 – Due to unrelated party

Due to unrelated party represents a loan made to the company by a third-party individual. The loan is unsecured, due upon demand, and non-interest bearing. The lender has the discretion to convert this loan into common stocks at a later time.

NOTE 6 – INCOME TAXES

For the periods ended April 30, 2010, Landmark has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $199,951 at April 30, 2010, and will expire beginning in the year 2027.

NOTE 6 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2010
Deferred tax asset attributable to:
Net operating loss carryover	$67,983
Valuation allowance	(67,983)
Net deferred tax asset	$--

NOTE 7 – LIQUIDITY AND GOING CONCERN

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

NOTE 8 –FORWARD STOCK SPLIT

On April 19, 2010, the Company effectuated a 8:1 forward stock split which increase the total number of shares of issued and outstanding common stock to 17, 200,000 (There are 2,150,000 shares of issued and outstanding common stock prior to the stock split). The par value of the common stock remains the same, which is $ 0.001. The Company has revised the number of shares outstanding in the Statement of Stockholders' Deficit to reflect the effects of the stock split and to show all shares as if they had been outstanding for all periods.

NOTE 9 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to April 30, 2010 through the date these financial statements were filed with the Securities and Exchange Commission and has determined that it does not have any material subsequent events to disclose.

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

Results of Operations for the Three Months Ended April 30, 2010 and 2009 and Period from October 4, 2007 (Date of Inception) until April 30, 2010

We generated no revenue for the period from October 4, 2007 (Date of Inception) through April 30, 2010. Our Operating Expenses during the three months ended April 30, 2010 were $103,451, compared with $2,000 for the three months ended April 30, 2009.  The increase in Operating Expenses was due to payment for salaries, professional fees and rent. Our Operating Expenses for the period from October 4, 2007 (Date of Inception) to April 30, 2010 were $199,951. For each period mentioned, we recorded a net loss of $ 103,451 for the three months ended April 30, 2010, and $ 199,951 for the period from October 4, 2007 (Date of Inception) until April 30, 2010.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our Product and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of April 30, 2010, we had total current assets of $ 81,549 and $ 222,500 in current liabilities.  Operating activities used $ 164,951 in cash for the period from October 4, 2007 (Date of Inception) through April 30, 2010. Financing Activities during the period from October 4, 2007 (Date of Inception) through April 30, 2010 generated $ 240,500 in cash during the period.

As of April 30, 2010, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Up through the period ended April 30, 2010, we have received advances from our officer and director to pay for professional fees of the company.  The amount is unsecured, due upon demand, and non-interest bearing. We have no commitment from any officer and director to advance funds in the future.

Off Balance Sheet Arrangements

As of April 30, 2010, there were no off balance sheet arrangements.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2010, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2010.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended April 30, 2010.

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

Landmark Energy Enterprise Inc (formerly “Reflex Inc”)

Date:	June 16, 2010

By: /s/Nai Sung Chou Nai Sung Chou Title: Chief Executive Officer and Director