Form 10-Q
period 2010-07-31
LANDMARK ENERGY ENTERPRISE, INC.
filed 2010-09-13
CIK 1415936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2010
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
[X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,200,000 common shares as of September 13, 2010 (2,150,000 shares of common stock issued and outstanding as of April 18, 2010. The issuer effectuated an 8:1 forward stock split on April 19, 2010).

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Our financial statements included in this Form 10-Q are as follows:

Balance Sheets as of July 31, 2010 (unaudited) and October 31, 2009 (audited);	3
Statements of Operations for three and nine months ended July 31, 2010 and 2009, and Period from October 4, 2007 (Inception) to July 31, 2010 (unaudited);	4

Statement of Stockholders’ Deficit for period from October 4, 2007 (Inception) to July 31, 2010 (unaudited);	5

Statements of Cash Flows for the nine months ended July 31, 2010 and 2009 and period from October 4, 2007 (Inception) to July 31, 2010 (unaudited);	6

Notes to Financial Statements;	7

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the period ended July 31, 2010 are not necessarily indicative of the results that can be expected for the full year.

LANDMARK ENERGY ENTERPRISES, INC.
FORMERLY KNOWN AS REFLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of July 31, 2010 and October 31, 2009

	July 31,	October 31,
	2010	2009
	(unaudited )	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$173,362	$-
Prepaid expenses	6,000	-
Due from unrelated party	114,075	-

TOTAL ASSETS	$293,437	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued expenses	$134,000	$-
Due to officers	56,500	16,000
Due to unrelated party	420,000	-
Total liabilities	610,500	16,000

Stockholders' Deficit
Common stock, $.001 par value, 90,000,000
shares authorized, 17,200,000 shares issued and outstanding
(2,150,000 shares of common stock issued and outstanding as of July 31, 2010)	17,200	2,150

Preferred stock, $.001 par value, 10,000,000
shares authorized, 0 shares issued and
outstanding	-	-
Additional paid in capital	41,800	25,800
Deficit accumulated during the development stage	-376,063	-59,000
Total stockholders' deficit	-317,063	-16,000

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$293,437	$-

See accompanying notes to financial statements.

LANDMARK ENERGY ENTERPRISES, INC.
FORMERLY KNOWN AS REFLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
Three Months and Nine Months Ended July 31, 2010 and 2009, and Period from October 4, 2007 (Inception) to July 31, 2010

					Period from
	Three Months Ended		Nine Months Ended		October 4, 2007
	July 31,	July 31,	July 31,	July 31,	(Inception) to
	2010	2009	2010	2009	July 31, 2010
	(unaudited	(unaudited	(unaudited	(unaudited	(unaudited)

Revenue	$-	$-	$-	$-	$-

Expenses:
Professional fees	12,500	2,000	59,500	6,000	118,500
Salaries	120,000	-	204,000	-	204,000
Rent	10,981	-	18,481	-	18,481
Miscellaneous	32,631	-	35,082	-	35,082
	176,112	2,000	317,063	6,000	376,063

Net Loss	$176,112	$2,000	$317,063	$6,000	$376,063

Net loss per share:
Basic	$-	$-	$-	$-

Weighted average shares outstanding	17,200,000	17,200,000	17,200,000	17,200,000

See accompanying notes to financial statements.

LANDMARK ENERGY ENTERPRISES, INC.
FORMERLY KNOWN AS REFLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' DEFICIT (unaudited)
Period from October 4, 2007 (Inception) to July 31, 2010

				Deficit
				Accumulated
	Common Stock		Additional	during the
	Shares	Amount	Paid in Capital	Development Stage	Total

Issuance of common stock for cash	2,150,000	$2,150	$40,850	$-	$43,000
Loss for the period ended
October 31, 2007	-	-	-	-4,000	-4,000
Balance, October 31,2007	2,150,000	2,150	40,850	-4,000	39,000

Net loss for the year ended October 21, 2008	-	-	-	-45,000	-45,000
Balance, October 31,2008	2,150,000	2,150	40,850	-49,000	-6,000

Net loss for the year ended October 21, 2009	-	-	-	-10,000	-10,000
Balance, October 31,2009	2,150,000	2,150	40,850	-59,000	-16,000

Contribution to capital	-	-	16,000	-	16,000
Net loss for the three months ended
January 31, 2010	-	-	-	-37,500	-37,500
Balance, January 31, 2010	2,150,000	2,150	56,850	-96,500	-37,500

Stock split (8 to 1)	15,050,000	15,050	-15,050

Net loss for three months ended
April 30, 2010	-	-	-	-103,451	-103,451
Balance, April 30, 2010	17, 200,000	$17,200	$41,800	$-199,951	$-140,951

Net loss for three months ended
July 31, 2010	-	-	-	-176,112	-176,112
Balance, July 31, 2010	17, 200,000	$17,200	$41,800	$-376,063	$-317,063

See accompanying notes to financial statements.

LANDMARK ENERGY ENTERPRISES, INC.
FORMERLY KNOWN AS REFLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Nine Months Ended July 31, 2010 and 2009 (unaudited)
Period from October 4, 2007 (Inception) to July 31, 2010

			Period from
	Nine Months	Nine Months	October 4,
	Ended	Ended	2007 (Inception)
	July 31,	July 31,	to July 31,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	-317,063	$-6,000	$-376,063
Changes in current assets and liabilities:
Prepaid expenses	-6,000	-	-6,000
Accrued expenses	134,000	-6,000	134,000
CASH USED BY OPERATING ACTIVITIES	-189,063	-12,000	-248,063

CASH FLOWS FROM INVESTING ACTIVITIES
Loan to unrelated party	-114,075	-	-114,075
CASH USED BY INVESTING ACTIVITIES	-114,075	-	-114,075

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution	16,000		16,000
Proceeds from sale of common stock	-		43,000
Loan from unrelated party	420,000		420,000
Loan from officers , net	40,500	12,000	56,500
CASH PROVIDED BY FINANCING ACTIVITIES	476,500	12,000	535,500

NET INCREASE IN CASH	173,362	-	173,362

Cash, beginning of period	-		-
Cash, end of period	$173,362	$-	$173,362

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

 See accompanying notes to financial statements.

LANDMARK ENERGY ENTERPRISE INC.
FORMERLY KNOWN AS REFLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
For the period ended July 31, 2010

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

Basic loss per share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.  The average weighted shares outstanding have been retroactively adjusted to reflect an 8:1 stock split that occurred during the quarter ended April 30, 2010.

Recent Accounting Pronouncements

Landmark does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – PREPAID EXPENSES

Prepaid expenses at July 31, 2010 and October 31, 2009 were $6,000 and $-0-, respectively.

NOTE 3 – DUE TO OFFICER

The amounts due to officer of $56,500 and $16,000 at July 31, 2010 and October 31, 2009, respectively, consisted of amounts owed to an officer of the Company for amounts advanced for working capital. The loans are unsecured, due upon demand, and non-interest bearing.

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

NOTE 6 – INCOME TAXES

For the periods ended July 31, 2010, Landmark has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $376,063 at July 31, 2010, and will expire beginning in the year 2027.

NOTE 6 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2010
Deferred tax asset attributable to:
Net operating loss carryover	$127,861
Valuation allowance	(127,861)
Net deferred tax asset	$--

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

NOTE 8 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to July 31, 2010 through September 13, 2010, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

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

Results of Operations for the Three Months Ended July 31, 2010 and 2009 and Period from October 4, 2007 (Date of Inception) until July 31, 2010

We generated no revenue for the period from October 4, 2007 (Date of Inception) through July 31, 2010. Our Operating Expenses during the three months ended July 31, 2010 were $176,112, compared with $2,000 for the three months ended July 31, 2009.  The increase in Operating Expenses was due to payment for salaries, professional fees and rent. Our Operating Expenses for the period from October 4, 2007 (Date of Inception) to July 31, 2010 were $376,063. For each period mentioned, we recorded a net loss of $ 176,112 for the three months ended July 31, 2010, and $ 376,063 for the period from October 4, 2007 (Date of Inception) until July 31, 2010.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our Product and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of July 31, 2010, we had total current assets of $ 293,437 and $ 610,500 in current liabilities.  Operating activities used $ 248,063 in cash for the period from October 4, 2007 (Date of Inception) through July 31, 2010. Financing Activities during the period from October 4, 2007 (Date of Inception) through July 31, 2010 generated $ 535,500 in cash during the period.

As of July 31, 2010, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Up through the period ended July 31, 2010, we have received advances from our officer and director to pay for professional fees of the company.  The amount is unsecured, due upon demand, and non-interest bearing. We have no commitment from any officer and director to advance funds in the future.

Off Balance Sheet Arrangements

As of July 31, 2010, there were no off balance sheet arrangements.

Going Concern

We have incurred losses since inception, and have not yet received revenues from sales of products or services.  These factors create substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2010, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2010.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended July 31, 2010.

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

Landmark Energy Enterprise Inc (formerly “Reflex Inc”)

Date:	September 13, 2010

By: /s/Nai Sung Chou Nai Sung Chou Title: Chief Executive Officer and Director