Form 10-K
period 2010-10-31
LANDMARK ENERGY ENTERPRISE, INC.
filed 2011-02-11
CIK 1415936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2010

Commission file number: 333-147685

Landmark Energy Enterprise Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1404 E Joppa Road, Towson, MD 21286
(Address of principal executive offices)

410-296-2467
(Issuer’s telephone number)

Copy of Communication to:
Bernard & Yam, LLP
Attention: Bin Zhou, Esq.
401 Broadway, Suite 1708
New York, NY 10013
Tel: 212-219-7783
Fax: 212-219-3604

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of January 31, 2011, there are 17,200,000 shares of common stock, par value $ 0.001 issued and outstanding.

FORM 10-K

PART I

When we use the terms ”we,” ”us,” ”our” and “the Company,” we mean Landmark Energy Enterprise Inc, a Nevada corporation and its wholly owned subsidiary Dalian Landmark Energy Technology Co, Ltd, a limited liability company formed under the laws of the People’s Republic of China.

ITEM 1. BUSINESS

Overview

We mainly engage in the research and development of hydrogen and oxygen generation technologies, designing, manufacturing and selling hydrogen and oxygen generating machines and the related industrial and commercial applications.

Our main products are hydrogen and oxygen generating machines, which have wide industrial and commercial uses, such as welding, cutting, braising and motor vehicle engine carbon cleaning.

History

We were incorporated under the name “Reflex Inc” in the State of Nevada on October 4, 2007. Initially we were engaged in the business of developing, manufacturing, and selling degradable fast-food packaging specifically for use as heating systems in Indonesia, China and other Asian countries. Budi Setyawan and Herdiansyah Milana were the members of board of directors and the officers from our inception to December 2009.

On December 09, 2009, Budi Setyawan and Herdiansyah Milana executed and consummated an Affiliate Stock Purchase Agreement under which they sold all the 1,200,000 shares of common stock they owned in the Company, representing approximately 55.8% of the total issued and outstanding shares of common stock of the Company, to a group of individual purchasers Nai Sung Chou, Yidian Dong, Di Zhang, Te Hung Chou, and Zemin Su for a total price of $ 180,000.00.

In connection with the share purchase transaction, Budi Setyawan and Herdiansyah Milana resigned from all the positions they held in the Board of Directors and the executive office of the Company. Nai Sung Chou, Yidian Dong, David Chung, Di Zhang, Te Hung Chou, Zemin Su, Tonghuai Wang were elected as the members of the Board Director of the Company.  Nai Sung Chou was appointed as the President of the Board of Directors and the Chief Executive Officer of the Company. Di Zhang was appointed as the Secretary of the Board of Directors. Yidian Dong was appointed as the Treasurer of the Board of Directors and the Chief Financial Officer of the Company. On November 16, 2010, Nai Sung Chou resigned as the Chief Executive Officer and Yidian Dong was appointed the Chief Executive Officer.

On December 21, 2009, we changed our name to “Landmark Energy Enterprise, Inc”.

On April 19, 2010, we effectuated a 8:1 forward stock split which increase the total number of shares of issued and outstanding common stock to 17, 200,000 (There are 2,150,000 shares of issued and outstanding common stock prior to the stock split). The par value of the common stock remains the same, which is $ 0.001.

On July 26, 2010, we formed a wholly owned subsidiary company, Dalian Landmark Energy Technology Co, Ltd (“Dalian Landmark”), in Dalian, the People’s Republic of China.

On September 15, 2010, we, along with our wholly owned subsidiary Dalian Landmark, entered a Share/Ownership Transfer Agreement with Te Hung Chou and Dalian Aquarius Energy Technology U.S.A..Co., Ltd (“Dalian Aquarius”), a limited liability company formed under the laws of the People’s Republic of China. The actual transfer of the Dalian Ownership described above has not been carried out and none of the parties to the Share/Ownership Transfer Agreement has performed its obligations. On January 14, 2011, we, along with our wholly owned subsidiary Dalian Landmark entered an Agreement of Rescission (“Rescission Agreement”) with Te Hung Chou and Dalian Aquarius to rescind the Share/Ownership Transfer Agreement we entered on September 15, 2010. Under the Rescission Agreement, all parties to the Share/Ownership Transfer Agreement rescind, ab initio all of the transactions contemplated by the Share/Ownership Transfer Agreement and all parties agree that all of documents and instruments relating to the Share/Ownership Transfer Agreement dated September 15, 2010, including any and all promissory notes or similar instruments issued by Dalian Landmark to pay Te Hung Chou were terminated, rescinded and rendered null and void, ab initio.

On September 15, 2010, our wholly owned subsidiary Dalian Landmark entered a Patent and Assets Transfer Agreement with Dalian Aquarius that has developed one or more patents for the generation of hydrogen through proprietary designed machines (“Machines”) and owns certain assets related to Machines. Under the Patent and Assets Transfer Agreement, Dalian Aquarius transferred and assigned to Dalian Landmark the said patents (“Patents”) and assets (“Assets”) related to the Machines. In exchange for the Patents and Assets, Dalian Landmark  shall execute and deliver to  Dalian Aquarius a Promissory Note, to pay US $ 2,780,000.00 (or RMB 18,848,400.00 Yuan)  (“Transfer Price”) to Dalian Aquarius. At the option of Dalian Aquarius and its assigns or successors and subject to our consent, the said Promissory Note may be converted into 1,000,000 shares of common stock of Landmark Energy Enterprise Inc. As a result of the Patent and Assets Transfer Agreement, Dalian Landmark owns all right, title and interest in and to the patent rights and the related documents and material (“Patent Rights”) for the generation of hydrogen through Machines.

On September 15, 2010, Dalian Landmark and Dalian Aquarius entered a License and Manufacture Agreement, in which Dalian Landmark granted to Dalian Aquarius a non-exclusive and non-transferrable license to use Patent Rights to manufacture the Machines in the People’s Republic of China. Dalian Aquarius shall not permit and allow any third party to use the Patent Rights without the prior written approval of Dalian Landmark. Under the terms of the License and Manufacture Agreement, Dalian Aquarius will not claim ownership rights to Patent Rights, other than the right to use the Patent Rights; also both Dalian Aquarius and Dalian Landmark may appoint one representative to each other’s Board of Directors or the equivalent governing body. Dalian Aquarius also agrees to manufacture and sell the Machines Dalian Landmark at cost and provide technical support, which means no profit will be made from the sale of the Machines to Dalian Landmark. Dalian Aquarius also agrees that in the event that Dalian Aquarius sells the Machines to any other third party with the express permission of Dalian Landmark, Dalian Aquarius shall pay a license fee equal to 6% of the total sales price to Dalian Landmark. Dalian Landmark agrees to provide the working capital for Dalian Aquarius to launch the manufacturing of the Machines and the provided working capital shall be used solely for the purpose of the production of the Machines and the related administrative expenses, with all provided working capital to be properly accounted for and managed pursuant to a financial oversight committee consisting of two representatives each of Dalian Landmark and Dalian Aquarius. At the option of Dalian Landmark, Dalian Aquarius shall display with all units of the Machines an approved symbol notifying the consumer of the patent and/or trademark rights owned by and licensed to Dalian Landmark.

Upon the consummation of the above described Patent and Assets Transfer Agreement and License and Manufacture Agreement, we officially launched the business of research and development of hydrogen and oxygen generation technologies, designing, manufacturing and selling hydrogen and oxygen generating machines and the related industrial and commercial applications.

Market

As of October 31, 2010, we just launched the business of developing hydrogen and oxygen generating technologies and designing and selling hydrogen and oxygen generating equipments. Our business operations will be mainly carried out by our wholly owned Chinese subsidiary Dalian Landmark Energy Technology Co, Ltd in China. Our products have large market in China due to the facts that our products generate hydrogen which can be used a cleaner and more efficient source of energy for a variety of industrial and commercial uses. As an emerging market with massive manufacturing and construction industries, China has strong demands for cleaner and more efficient energy sources. As to our motor vehicle engine carbon cleaning products, they also have large market in China due to the fact that there are a growing number of automobile vehicles produced and sold in China. Growing environmental concerns encourage the car inspectors and car users take measures to reduce the carbon accumulation in the engines of their vehicles.

Suppliers

As of October 31, 2010, we did not have our own manufacturing facility. Pursuant to the License and Manufacture Agreement,, Dalian Aquarius Energy Technology U.S.A..Co., Ltd (“Dalian Aquarius”), a limited liability company formed under the laws of the People’s Republic of China, manufactures the hydrogen and oxygen generating machines with the license right granted by us and sells the manufactured products to us at cost.  For the year ended October 31, 2010, Dalian Aquarius was our sole supplier.

Customers

Since our products will have wide industrial and commercial uses, our customers will be those companies and businesses that require heavy load of cutting, welding and brazing work  during their manufacturing or production process, such as ship builders, mining companies, metal works, etc. Our automobile engine carbon cleaning devices are used by car inspection stations, dealerships, mechanic shops and individual car owners.

Competitions

To our knowledge, there are several other companies in China that also produce the hydrogen and oxygen generating machine. Changsha Okay Energy Series Equipment Company Ltd. and Shanghai COCH Energy Co. Ltd  are examples of the competitors. We have the technological advantage compared to our competitors in China because our machines were able to produce dehydrogated mixture of hydrogen and oxygen which is more suitable for industrial and commercial uses, while our competitors’ products do not have this capacity. We also constantly improve our technologies in order keep our competitive advantage.

Employee

As of October 31, 2010, we have 4 employees.

Manufacturing

As of October 31, 2010, we did not have our own manufacturing facility. Pursuant to the License and Manufacture Agreement,, Dalian Aquarius Energy Technology U.S.A..Co., Ltd (“Dalian Aquarius”), a limited liability company formed under the laws of the People’s Republic of China, manufactures the hydrogen and oxygen generating machines with the license right granted by us and sells the manufactured products to us at cost.

Intellectual Property

As of October 31, 2010, we owned two patents registered with the State Intellectual Property Office of the People’s Republic of China. The patent numbers are 200820218700.8 and 200820218701.2. One patent is regarding the technologies for hydrogen and oxygen generating devices and the other one is regarding the technologies for solar energy emergency sensory LED lighting devices.

Environmental Law

There were many new laws, regulations, rules and notices regarding the environment and energy production adopted, promulgated and put into force during past years.  The Chinese government is putting more stringent requirements and urgency on reducing pollution and emissions and improving energy efficiency nationwide. Our products are designed and constructed to comply with the environmental laws and regulations of China.

ITEM 1A. RISK FACTORS

Risks Related to our Common Stock

The market price for our common stock may be volatile.

The market price for our common stock is highly volatile and subject to wide fluctuations in response to factors including the following: actual or anticipated fluctuations in our quarterly operating results, changes in the economic performance or market valuations of other companies involved in the same industry, announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments,  additions or departures of key personnel, potential litigation, or conditions in the market.

In addition, the securities markets from time to time experience significant price and volume fluctuations that are not related to the operating performance of particular companies.  These market fluctuations may also materially and adversely affect the market price of our common stock.

Shareholders could experience substantial dilution.

We may issue additional shares of our capital stock to raise additional cash for working capital. If we issue additional shares of our capital stock, our shareholders will experience dilution in their respective percentage ownership in the company.

We have no present intention to pay dividends.

We have not paid dividends or made other cash distributions on our common stock during any of the past three years, and we do not expect to declare or pay any dividends in the foreseeable future. We intend to retain any future earnings for working capital and to finance current operations and expansion of our business.

A large portion of our common stock is controlled by a small number of shareholders.

A large portion of our common stock is held by a small number of shareholders. As a result, these shareholders are able to influence the outcome of shareholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations.  In addition, the occurrence of sales of a large number of shares of our common stock, or the perception that these sales could occur, may affect our stock price and could impair our ability to obtain capital through an offering of equity securities. Furthermore, the current ratios of ownership of our common stock reduce the public float and liquidity of our common stock which can in turn affect the market price of our common stock.

We may be subject to “penny stock” regulations.

The Securities and Exchange Commission, or SEC, has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and our sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. These additional sales practice and disclosure requirements could impede the sale of our securities. Whenever any of our securities become subject to the penny stock rules, holders of those securities may have difficulty in selling those securities.

Risks Related to Our Business Operations

Our heavy reliance on the experience and expertise of our management may cause adverse impacts on us if a management member departs.

We depend on key personnel for the success of our business. Our business may be severely disrupted if we lose the services of our key executives and employees or fail to add new senior and middle managers to our management.

Our future success is heavily dependent upon the continued service of our key executives. We also rely on a number of key technology staff for the operation of our company. Our future success is also dependent upon our ability to attract and retain qualified senior and middle managers to our management team. If one or more of our current or future key executives or employees are unable or unwilling to continue in their present positions, we may not be able to easily replace them, and our business may be severely disrupted. In addition, if any of these key executives or employees joins a competitor or forms a competing company, we could lose customers and suppliers and incur additional expenses to recruit and train personnel.

We may need more capital for the operation and failure to raise the capital we need may delay the development plan and reduce the profits.

If we don’t have adequate income or our capital can’t meet the requirement for expansion of operations, we will need to seek financing to continue our business development. If we fail to acquire adequate financial resources at acceptable terms, we might have to postpone our proposed business development plans and reduce projections of our future incomes.

Risks Related to the People’s Republic of China

China’s economic policy may affect our business.

As of October 31, 2010, most of our future assets are expected to be in China, and  our revenue is expected to come from business in China. Therefore, our business and prospects will be tied to China’s economic, political and legal development.

China’s economy has quickly developed over the past 20 years. The Chinese government has taken many measures to balance the economic development and the allocation of resources. Some measures may have adverse effect on our industry. For example, the government’s excessive investment control and changes in tax law may have adverse impacts on us.

China’s economy had been changed from a planned economy into a market economy. In recent years, the government has taken many measures to strengthen market forces to reduce state-owned assets and set up joint ventures. However, a great portion of Chinese assets still remains controlled by the government. In addition, the government plays a great role in industrial development. The great level of interference of government in the business and industrial development might have an adverse impact on us because we are not part of the state-owned business, and our relationship with the governmental authorities might not be as strong as those state-owned enterprises.

China’s regulation of foreign currency exchange and cash out-flow may prevent us from remitting profits and dividends to the United States.

China has adopted complicated rules that govern foreign currency exchange and cash out-flow. Although we believe we meet the requirements of those rules, we may not be able to remit all of our profits to the United States and distribute dividends to our shareholders if those rules are substantially changed to restrict the cash out-flow.  Foreign currency exchange rate changes might also have negative impact on our financial performance.

We may face the hindrance of China’s bureaucratic system.

Foreign companies face the political, economic and legal risks when developing business in China. China’s bureaucratic system might hinder investment from foreign countries.

The legal system in China has some uncertainties, which may affect the implementation of laws.

The legal system in China is a system of civil laws, based on provisions and written codes, therefore precedents and cases are not binding on the future decisions of the courts. Only after 1979 did the Chinese government begin to promulgate a comprehensive system of laws that regulate economic affairs in general and encourage foreign investment in China.  Although the influence of the law has been increasing, in certain rural areas the legal system and its enforcement are not well implemented.  In addition, there have been constant changes and amendments of laws and regulations over the past 30 years in order to keep up with the rapidly changing society and economy in China. Because government agencies and courts provide interpretations of laws and regulations and decide contractual disputes and issues, their inexperience on new business and new polices or regulations in certain less developed areas causes uncertainty and may affect our business.   In some provincial areas, the government agencies and the courts are protectionist and may not fully enforce contractual rights against local parties.  In certain areas, the intellectual property and trade secret protections are not as effective as those in the other areas in China or in the U.S. in general.  Consequently, we cannot clearly foresee the future direction of Chinese legislative activities with respect to either businesses with foreign investment or the effectiveness on enforcement of laws and regulations in the less developed areas in China. The uncertainties, including new laws and regulations and changes of existing laws, as well judicial interpretation by inexperienced officials in the agencies and courts in certain areas, may cause possible problems to foreign investors.

Where You Can Find More Information

We file annual, quarterly and special reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC’s web site at http://www.sec.gov. You may also read and copy any document we file at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 2. PROPERTIES

As of October 31, 2010, we leased an office space at 1404 E Joppa Road, Towson, MD 21286, the monthly rent for this office space is $ 2,500 . We also leased a show room located at 706 N. Crain Highway, Glen Burnie, MD, 21076 and the monthly rent for the show room is $ 1,062.75.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any legal proceedings that we believe will have a material adverse effect upon the conduct of our business or our financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to our stockholders during the year ended October 31, 2010.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently traded on the Over-the-Counter Bulletin Board under the symbol “LNDG.” (“RFXC” prior to April 19, 2010). On December 21, 2009, we changed our name to “Landmark Energy Enterprise, Inc”. On April 19, 2010, we effectuated a 8:1 forward stock split which increase the total number of shares of issued and outstanding common stock to 17, 200,000. Therefore, we changed our symbol to LNDG to reflect both the name change and the forward stock split.

Dividend Policy

We did not pay any cash dividends on our common stock in the year ended October 31, 2010. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business.

Recent Sales of Unregistered Securities

On December 09, 2009, Budi Setyawan and Herdiansyah Milana executed and consummated an Affiliate Stock Purchase Agreement under which they sold all the 1,200,000 shares of common stock they owned in the Company, representing approximately 55.8% of the total issued and outstanding shares of common stock of the Company, to a group of individual purchasers Nai Sung Chou, Yidian Dong, Di Zhang, Te Hung Chou, and Zemin Su for a total price of $ 180,000.00.

Equity Compensation Plan Information

We do not have any equity compensation plan as of October 31, 2010

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We mainly engage in the research and development of hydrogen and oxygen generation technologies, designing, manufacturing and selling hydrogen and oxygen generating machines and the related industrial and commercial applications.

Our main products are hydrogen and oxygen generating machines, which have widely industrial and commercial uses, such as welding, cutting, braising and motor vehicle engine carbon cleaning.

We were incorporated under the name “Reflex Inc” in the State of Nevada on October 4, 2007. Initially we were engaged in the business of developing, manufacturing, and selling degradable fast-food packaging specifically for use as heating systems in Indonesia, China and other Asian countries. Budi Setyawan and Herdiansyah Milana were the members of board of directors and the officers from our inception to December 2009.

On December 09, 2009, Budi Setyawan and Herdiansyah Milana executed and consummated an Affiliate Stock Purchase Agreement under which they sold all the 1,200,000 shares of common stock they owned in the Company, representing approximately 55.8% of the total issued and outstanding shares of common stock of the Company, to a group of individual purchasers Nai Sung Chou, Yidian Dong, Di Zhang, Te Hung Chou, and Zemin Su for a total price of $ 180,000.00.

In connection with the share purchase transaction, Budi Setyawan and Herdiansyah Milana resigned from all the positions they held in the Board of Directors and the executive office of the Company. Nai Sung Chou, Yidian Dong, David Chung, Di Zhang, Te Hung Chou, Zemin Su, Tonghuai Wang were elected as the members of the Board Director of the Company.  Nai Sung Chou was appointed as the President of the Board of Directors and the Chief Executive Officer of the Company. Di Zhang was appointed as the Secretary of the Board of Directors. Yidian Dong was appointed as the Treasurer of the Board of Directors and the Chief Financial Officer of the Company. On November 16, 2010, Nai Sung Chou resigned as the Chief Executive Officer and Yidian Dong was appointed the Chief Executive Officer.

On December 21, 2009, we changed our name to “Landmark Energy Enterprise, Inc”.

On April 19, 2010, we effectuated a 8:1 forward stock split which increase the total number of shares of issued and outstanding common stock to 17, 200,000 (There are 2,150,000 shares of issued and outstanding common stock prior to the stock split). The par value of the common stock remains the same, which is $ 0.001.

On July 26, 2010, we formed a wholly owned subsidiary company, Dalian Landmark Energy Technology Co, Ltd (“Dalian Landmark”), in Dalian, the People’s Republic of China.

On September 15, 2010, we, along with our wholly owned subsidiary Dalian Landmark, entered a Share/Ownership Transfer Agreement with Te Hung Chou and Dalian Aquarius Energy Technology U.S.A..Co., Ltd (“Dalian Aquarius”), a limited liability company formed under the laws of the People’s Republic of China. The actual transfer of the Dalian Ownership described above has not been carried out and none of the parties to the Share/Ownership Transfer Agreement has performed its obligations. On January 14, 2011, we, along with our wholly owned subsidiary Dalian Landmark entered an Agreement of Rescission (“Rescission Agreement”) with Te Hung Chou and Dalian Aquarius to rescind the Share/Ownership Transfer Agreement we entered on September 15, 2010.

On September 15, 2010, our wholly owned subsidiary Dalian Landmark entered a Patent and Assets Transfer Agreement with Dalian Aquarius that has developed one or more patents for the generation of hydrogen through proprietary designed machines (“Machines”) and owns certain assets related to Machines. Under the Patent and Assets Transfer Agreement, Dalian Aquarius transferred and assigned to Dalian Landmark the said patents (“Patents”) and assets (“Assets”) related to the Machines. In exchange for the Patents and Assets, Dalian Landmark  shall execute and deliver to  Dalian Aquarius a Promissory Note, to pay US $ 2,780,000.00 (or RMB 18,848,400.00 Yuan)  (“Transfer Price”) to Dalian Aquarius. At the option of Dalian Aquarius and its assigns or successors and subject to our consent, the said Promissory Note may be converted into 1,000,000 shares of common stock of Landmark Energy Enterprise Inc. As a result of the Patent and Assets Transfer Agreement, Dalian Landmark owns all right, title and interest in and to the patent rights and the related documents and material (“Patent Rights”) for the generation of hydrogen through Machines.

On September 15, 2010, Dalian Landmark and Dalian Aquarius entered a License and Manufacture Agreement, in which Dalian Landmark granted to Dalian Aquarius a non-exclusive and non-transferrable license to use Patent Rights to manufacture the Machines in the People’s Republic of China. Dalian Aquarius shall not permit and allow any third party to use the Patent Rights without the prior written approval of Dalian Landmark. Under the terms of the License and Manufacture Agreement, Dalian Aquarius will not claim ownership rights to Patent Rights, other than the right to use the Patent Rights; also both Dalian Aquarius and Dalian Landmark may appoint one representative to each other’s Board of Directors or the equivalent governing body. Dalian Aquarius also agrees to manufacture and sell the Machines Dalian Landmark at cost and provide technical support, which means no profit will be made from the sale of the Machines to Dalian Landmark. Dalian Aquarius also agrees that in the event that Dalian Aquarius sells the Machines to any other third party with the express permission of Dalian Landmark, Dalian Aquarius shall pay a license fee equal to 6% of the total sales price to Dalian Landmark. Dalian Landmark agrees to provide the working capital for Dalian Aquarius to launch the manufacturing of the Machines and the provided working capital shall be used solely for the purpose of the production of the Machines and the related administrative expenses, with all provided working capital to be properly accounted for and managed pursuant to a financial oversight committee consisting of two representatives each of Dalian Landmark and Dalian Aquarius. At the option of Dalian Landmark, Dalian Aquarius shall display with all units of the Machines an approved symbol notifying the consumer of the patent and/or trademark rights owned by and licensed to Dalian Landmark.

Upon the consummation of the above described Patent and Assets Transfer Agreement and License and Manufacture Agreement, we officially launched the business of research and development of hydrogen and oxygen generation technologies, designing, manufacturing and selling hydrogen and oxygen generating machines and the related industrial and commercial applications.

Critical Accounting Policies and Estimates

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted an October 31 fiscal year end.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary (Dalian Landmark Energy Technology Co.). All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At October 31, 2010 and 2009, the Company had $16,692 and $0 of cash, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, prepaid expenses, interest receivable, accrued expenses and amounts due to an officer. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2010.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Recent Accounting Pronouncements

Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Results of Operations

	Year ended October 31, 2010	Year ended October 31, 2009

REVENUES	$0	$0

TOTAL EXPENSES	557,520	10,000

LOSS FROM OPERATIONS	(557,520)	(10,000)

OTHER INCOME
Interest income	132	0
TOTAL OTHER INCOME	132	0

LOSS BEFORE PROVISION FOR INCOME TAXES	(557,388)	(10,000)

PROVISION FOR INCOME TAXES	0	0

NET LOSS	$(557,388)	$(10,000)

Subsequent to October 31, 2010, we launched the business of research and development of hydrogen and oxygen generation technologies, designing, manufacturing and selling hydrogen and oxygen generating machines and the related industrial and commercial applications. Therefore, as of October 31, 2010, we have not generated revenues from our business operations.  Our expenses during the year ended October 31, 2010 were $557,520, compared with $10,000 for the year ended October 31, 2009.  The increase in expenses was due to payment for salaries, professional fees and rent. We recorded a net loss of $557,388 for the year ended October 31, 2010, and $10,000 for the year ended October 31, 2009.

We anticipate our operating expenses will increase as we undertake our business operations. The increase will be attributable to the further development of our new business and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

	Year ended October 31, 2010	Year ended October 31, 2009
ASSETS
Total Current Assets	225,862	0

TOTAL ASSETS	$225,862	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Total Current Liabilities	363,250	16,000

Total Long-Term Liabilities	420,000	0

TOTAL LIABILITIES	783,250	16,000

TOTAL STOCKHOLDERS’ DEFICIT	(557,388)	(16,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$225,862	$0

As of October 31, 2010, we had total current assets of $ 225,862 and $ 363,250 in current liabilities and$ 783,250 in total liabilities . We received loans from seven individuals during the year ended October 31, 2010. The loans are due five years from the date the funds were received. The loans are non-interest bearing and can be converted to stock at $1.00 per share at any time by the note holders.  The loans are all due between April and July 2015.  The balance due on these convertible notes was $420,000 as of October 31, 2010.

	Year ended October 31, 2010	Year ended October 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(557,388)	$(10,000)
NET CASH USED BY OPERATING ACTIVITIES	(255,733)	(16,000)

CASH FLOWS FROM INVESTING ACTIVITIES
NET CASH USED IN INVESTING ACTIVITIES	(204,075)	0

CASH FLOWS FROM FINANCING ACTIVITIES
NET CASH PROVIDED BY FINANCING ACTIVITIES	476,500	16,000

NET INCREASE IN CASH	16,692	0

Cash, beginning of period	0	0
Cash, end of period	$16,692	$0

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0
Income taxes paid	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION
Conversion of due to officer to contributed capital	$16,000	$0

Operating activities used $255,733 in cash for the year ended October 31, 2010 as compared to $16,000 used for the year ended October 31, 2009. The increase is mainly due to the payment of salaries, professional fees and rent. Financing activities generated $476,500 in cash, which mainly came from loans from seven individuals during the year ended October 31, 2010. The loans are due five years from the date the funds were received. The loans are non-interest bearing and can be converted to stock at $1.00 per share at any time by the note holders.  The loans are all due between April and July 2015.  The balance due on these convertible notes was $420,000 as of October 31, 2010.

Off Balance Sheet Arrangements

As of October 31, 2010, there were no off balance sheet arrangements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the financial statements annexed to this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2010, our disclosure controls and procedures are effective.

Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there have been no change in our internal control over financial reporting that occurred during the last fiscal quarter of fiscal year ended October 31, 2010 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Below are the names and certain information regarding our executive officers and directors:

Name	Age	Position	Held Position Since
Nai Sung Chou	78	President of the Board of Directors Director	December 09, 2009 to present (as Chief Executive Officer from December 09, 2009 to November 16, 2010)
Yidian Dong	60	Chief Executive Officer, Chief Financial Officer, Director, Treasurer of the Board	December 09, 2009 to present (as Chief Executive Officer from November 16, 2010 to present)
Di Zhang	40	Secretary, Director	December 09, 2009 to present
Zeming Su	33	Director	December 09, 2009 to present
Te Hung Chou	40	Director	December 09, 2009 to present
David Chung	76	Director	December 09, 2009 to present
Tonghuai Wang	50	Director	December 09, 2009 to present

Officers are elected annually by the Board of Directors, at our annual meeting, to hold such office until an officer's successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board.

Background of Executive Officers and Directors

Nai Sung Chou earned his Bachelor’s degree in Mechanical Engineering from Nan Shan Institute of Industrial Technology, Taiwan, in 1954. He earned his Master’s degree in Business Administration from Soochow University, Taiwan in 1957. From 1958 to 1984, he was the president of Industrial Textile Mill, Yuan Shan Aquarium Restaurant, Rong Pin Restaurant, Yi Pin Import Export Trading Co Ltd, Rui Xiang Jewelry Co Ltd and Rong Tai Restaurant, respectively. From 1985 to 1988, he was the board director, chairman and operating officer of Hong Yuan Financial Group Ltd, Taiepei Tourism Association, Miss China Beauty Pageant, and the International Miss Wonder Beauty Pageant, respectively. From 1991 to 1994, he was the president, CEO and chairman of Milan Fashion & Clothing Co, Ltd, Dalian International Fashion Festival and Guoda Jewelry Co Ltd, respectively.

Yidian Dong earned his Bachelor’s degree in Chinese Literature from Fuzhou Normal University, China, in 1979. He was the president of Three River Groups Co from 1984 to 1987. From 1987 to 2003, he developed his career in food service industry and became the owner and operating officer of Great Wall Restaurant, Good Taste Cake Manufacture and Wholesole Co., Great Fortune Buffet Restaurant and Jade Garden Buffet Restaurant, respectively. Since 2005, he has been engaged in business in commercial real estate development in New York.

Di Zhang earned her Bachelor’s degree in Accounting from Beijing Normal University, China, in 1994. She earned her Master’s degree in Business Administration from University of Baltimore in 2001. She was the accountan of Calberson Transportation LLC from 1994 to 1998. She was the accountant of Halliberton Beijing Branch from 1998 to 2000. She was the manager of Herbal Healthcare LLC from 2001 to 2005. Currently she is the accountant of Aquarius Energy LLC.

David Chung earned his Bachelor’s degree in Physics from National Taiwan University in 1958. He earned his Master’s and PhD’ degrees in Physics from University of British Columbia in 1962 and 1966, respectively. From 1966 to 1967, he was a research physicist at National Bureau of Standards in Washington, D.C. From 1967 to 2006, he was an Assistant Professor, Associate Professor and Professor at Howard University, respectively. David Chung’s research areas include solid state physics, low temperature physics, fiber optics, acoustics, fluid dynamics, magnetic fluids, the use of permanenet magnetes, condense matter nuclear science, electrochemmistry, hydrogen gas generations, and new energy research, etc.

Zemin Su earned his Bachelor’s degree in Chemistry from Nankai University, China in 2001. He earned his Master’s degree in Chemistry from Pennsylvania State University in 2005. In 2008, he formed D & S Evergreen Corporation and has been the sole owner to present.

Te Hung Chou earned his academic degrees Business Administration Department and International Trade and Education Promotion Department, Taiwan Cultural University. He was the manager, deputy general manager, general manager and board director of Taiwan Carnews Advertising Company, CONOCO Oil Company Taiwan Branch, Taiwan Exclusive News Co, Ltd, Taiwan Standard Energy Tech Co Ltd, Tianyuan Tech Co Ltd, and Natural Power Energy Co Ltd, respectively. He is currently the general manager of China Dalian Aquarius Energy Co Ltd. De Hong Chou is the son of Nai Sung Chou, our President and Chief Executive Officer.

Tonghuai Wang graduated from the People’s Liberation Army Air Force Shanghai Political Academy, China, in 1983. From 1972 to 2000, he served in the Air Force of the People’s Liberation Army of China. In 2003, he became director of a Chinese local television station. In 2004, he became the Deputy General Manager of China Dalian Huaxi Co Ltd. From 2006 to present, he is the Deputy General Manager of China Dalian Aquarius Energy Co Ltd.

Corporate Governance Matters

Audit Committee

Currently we do not have an audit committee or committee performing similar functions.

Compensation Committee

Currently we do not have a compensation committee or committee performing similar functions.

Nominating Committee

Currently we do not have a nominating committee or committee performing similar functions.

Code of Ethics

Currently we have not adopted a code of ethics.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10&percnt; of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10 percent; shareholders are required by the Securities and Exchange Commission regulations to furnish our Company with copies of all Section 16(a) reports they file.

To the Company's knowledge, based solely on a review of the copies of the reports furnished to the Company, all executive officers, directors and greater than 10 percent; shareholders filed the required reports in a timely manner except that our directors Di Zhang, Te Hung Chou and Zemin Su did not file Form 3s when they acquired shares of Company.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all cash compensation paid by us to our principal executive officer for fiscal year ended October 31, 2010

Summary Compensation Table

Name	Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Nai Sung Chou	Chief Executive Officer	2/1/2010 to 11/16/2010	12,000 per month	—	—	—	12,000 per month
Yidian Dong	Chief Financial Officer	2/1/2010 to present	8,000 per month	—	—	—	8,000 per month
Di Zhang	Secretary	12/09/2010 to present	8,000 per month	—	—	—	8,000 per month

Stock-Based Compensation

During the fiscal year ended October 31, 2010, none of our officers or other employees have been granted stock options or stock appreciation rights, or paid any other stock-based compensation, by our company or any of our subsidiaries.

Director Compensation

During the fiscal year ended October 31, 2010, none of the members of the board of directors receive compensation from Company for serving as board directors.

Outstanding Equity Awards at Fiscal Year End

There has been no outstanding equity awards at fiscal year ended October 31, 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER

The following table sets forth certain information, as of January 31, 2011 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner	Number of Common Stock Beneficially Owned	Percentage Of CommonStock Outstanding (1)

Executive Officers and Directors
Nai Sung Chou	4,128,000	24%
Yidian Dong	4,032,000	23.4%
Di Zhang	480,000	2.8%
Te Hung Chou	480,000	2.8%
Zemin Su	480,000	2.8%

Total	9,600,000	55.8%

5% holders
Nai Sung Chou	4,128,000	24%
Yidian Dong	4,032,000	23.4%
Xiu Lin	963,160	5.6%
Hekong Ni	1,112,160	6.5%

Total	10,235,320	59.5%

(1) Calculated based on 17, 200,000 shares of common stock issued and outstanding as of October 31, 2010.

Securities Authorized for Issuance under Equity Compensation Plans

The Company had no equity compensation plans as of the fiscal year ended October 31, 2010

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

On September 15, 2010, our wholly owned subsidiary Dalian Landmark entered a Patent and Assets Transfer Agreement with Dalian Aquarius that has developed one or more patents for the generation of hydrogen through proprietary designed machines (“Machines”) and owns certain assets related to Machines. Under the Patent and Assets Transfer Agreement, Dalian Aquarius transferred and assigned to Dalian Landmark the said patents (“Patents”) and assets (“Assets”) related to the Machines. In exchange for the Patents and Assets, Dalian Landmark  shall execute and deliver to  Dalian Aquarius a Promissory Note, to pay US $ 2,780,000.00 (or RMB 18,848,400.00 Yuan)  (“Transfer Price”) to Dalian Aquarius. At the option of Dalian Aquarius and its assigns or successors and subject to our consent, the said Promissory Note may be converted into 1,000,000 shares of common stock of Landmark Energy Enterprise Inc. As a result of the Patent and Assets Transfer Agreement, Dalian Landmark owns all right, title and interest in and to the patent rights and the related documents and material (“Patent Rights”) for the generation of hydrogen through Machines.

On September 15, 2010, Dalian Landmark and Dalian Aquarius entered a License and Manufacture Agreement, in which Dalian Landmark granted to Dalian Aquarius a non-exclusive and non-transferrable license to use Patent Rights to manufacture the Machines in the People’s Republic of China. Dalian Aquarius shall not permit and allow any third party to use the Patent Rights without the prior written approval of Dalian Landmark. Under the terms of the License and Manufacture Agreement, Dalian Aquarius will not claim ownership rights to Patent Rights, other than the right to use the Patent Rights; also both Dalian Aquarius and Dalian Landmark may appoint one representative to each other’s Board of Directors or the equivalent governing body. Dalian Aquarius also agrees to manufacture and sell the Machines Dalian Landmark at cost and provide technical support, which means no profit will be made from the sale of the Machines to Dalian Landmark. Dalian Aquarius also agrees that in the event that Dalian Aquarius sells the Machines to any other third party with the express permission of Dalian Landmark, Dalian Aquarius shall pay a license fee equal to 6% of the total sales price to Dalian Landmark. Dalian Landmark agrees to provide the working capital for Dalian Aquarius to launch the manufacturing of the Machines and the provided working capital shall be used solely for the purpose of the production of the Machines and the related administrative expenses, with all provided working capital to be properly accounted for and managed pursuant to a financial oversight committee consisting of two representatives each of Dalian Landmark and Dalian Aquarius. At the option of Dalian Landmark, Dalian Aquarius shall display with all units of the Machines an approved symbol notifying the consumer of the patent and/or trademark rights owned by and licensed to Dalian Landmark.

The above described transactions are “related Person Transaction” because Te-Hung Chou, who was the director and general manager of Dalian Aquarius, was also at the same time the director and shareholder of Company. He is the son of Nai Sung Chou, our largest shareholder and president of the board.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2009	$9,000	Silberstein Ungar, PLLC
2010	$9,250	Silberstein Ungar, PLLC

ITEM 15. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Affiliate Stock Purchase Agreement (2)

10.2	Share / Ownership Transfer Agreement (3)

10.3	Agreement of Rescission (4)

10.4	Patent and Assets Transfer Agreement (3)

10.5	License and Manufacture Agreement (3)

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certificate of Chief Executive Officer

32.2	Section 906 Certificate of Chief Financial Officer

(1) Incorporated by reference to the Form SB-2 registration statement filed on November 28, 2007.

(2) Incorporated by reference to the Report on Form 8-K as filed on December 11, 2009.

(3) Incorporated by reference to the Report on Form 8-K as filed on September 23, 2010.

(4) Incorporated by reference to the Report on Form 8-K as filed on February 7, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Landmark Energy Enterprise Inc

By:	/s/Yidian Dong
Yidian Dong Chief Executive Officer Chief Financial Officer Director
February 10, 2011

LANDMARK ENERGY ENTERPRISE, INC.
(FORMERLY REFLEX, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2010

LANDMARK ENERGY ENTERPRISE, INC.
(FORMERLY REFLEX, INC.)

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

OCTOBER 31, 2010

Report of Independent Registered Public Accounting Firm	F - 1

Consolidated Balance Sheets as of October 31, 2010 and 2009	F - 2

Consolidated Statements of Operations for the years ended
October 31, 2010 and 2009 and the period from
October 4, 2007 (Date of Inception) to October 31, 2010	F - 3

Consolidated Statement of Stockholders’ Deficit as of
October 31, 2010	F - 4

Consolidated Statements of Cash Flows for the years ended
October 31, 2010 and 2009 and the period from
October 4, 2007 (Date of Inception) to October 31, 2010	F - 5

Notes to the Consolidated Financial Statements	F - 6 – F – 10

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Boards of Directors
Landmark Energy Enterprise, Inc.
Towson, MD

We have audited the accompanying consolidated balance sheets of Landmark Energy Enterprise, Inc., as of October 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended and the period from October 4, 2007 (date of inception) to October 31, 2010.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Landmark Energy Enterprise, Inc., as of October 31, 2010 and 2009 and the results of its operations and cash flows for the years then ended and the period from October 4, 2007 (date of inception) to October 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Landmark Energy Enterprise, Inc. will continue as a going concern.  As discussed in Note 11 to the financial statements, the Company has incurred losses from operations, has negative working capital and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 11. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC
Silberstein Ungar, PLLC

Bingham Farms, Michigan
February 4, 2011

LANDMARK ENERGY ENTERPRISE, INC.
(FORMERLY REFLEX, INC.)
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 31, 2010 AND 2009

	2010	2009
ASSETS
Current Assets
Cash and equivalents	$16,692	$0
Prepaid expenses	5,000	0
Investment deposit	30,000	0
Interest receivable	95	0
Note receivable	174,075	0
Total Current Assets	225,862	0

TOTAL ASSETS	$225,862	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$306,750	$0
Due to officer	56,500	16,000
Total Current Liabilities	363,250	16,000

Long-Term Liabilities
Convertible notes payable	420,000	0
Total Long-Term Liabilities	420,000	0

Total Liabilities	783,250	16,000

Stockholders’ Deficit
Common Stock, $.001 par value, 90,000,000 shares authorized, 17,200,000 shares issued and outstanding	17,200	2,150
Preferred stock, $.001 par value, 10,000,000 share authorized, 0 shares issued and outstanding	0	0
Additional paid-in capital	41,800	40,850
Deficit accumulated during the development stage	(616,388)	(59,000)
Total Stockholders’ Deficit	(557,388)	(16,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$225,862	$0

See accompanying notes to financial statements.

LANDMARK ENERGY ENTERPRISE, INC.
(FORMERLY REFLEX, INC.)
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED OCTOBER 31, 2010 AND 2009
PERIOD FROM OCTOBER 4, 2007 (INCEPTION) TO OCTOBER 31, 2010

	Year ended October 31, 2010	Year ended October 31, 2009	Period from October 4, 2007 (Inception) to October 31, 2010

REVENUES	$0	$0	$0

EXPENSES
Professional fees	91,000	10,000	150,000
Salaries and wages	379,500	0	379,500
Travel	48,301	0	48,301
Rent	29,491	0	29,491
General and administrative expenses	9,228	0	9,228
TOTAL EXPENSES	557,520	10,000	616,520

LOSS FROM OPERATIONS	(557,520)	(10,000)	(616,520)

OTHER INCOME
Interest income	132	0	132
TOTAL OTHER INCOME	132	0	132

LOSS BEFORE PROVISION FOR INCOME TAXES	(557,388)	(10,000)	(616,388)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(557,388)	$(10,000)	$(616,388)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.03)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	17,200,000	17,200,000

See accompanying notes to financial statements.

LANDMARK ENERGY ENTERPRISE, INC.
(FORMERLY REFLEX, INC.)
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
PERIOD FROM OCTOBER 4, 2007 (INCEPTION) TO OCTOBER 31, 2010

	Common Stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total

Inception, October 4, 2007	0	$0	$0	$0	$0

Issuance of common stock for cash	17,200,000	2,150	40,850	-	43,000

Net loss for the period ended October 31, 2007	-	-	-	(4,000)	(4,000)

Balance, October 31, 2007	17,200,000	2,150	40,850	(4,000)	39,000

Net loss for the year ended October 31, 2008	-	-	-	(45,000)	(45,000)

Balance, October 31, 2008	17,200,000	2,150	40,850	(49,000)	(6,000)

Net loss for the year ended October 31, 2009	-	-	-	(10,000)	(10,000)

Balance, October 31, 2009	17,200,000	2,150	40,850	(59,000)	(16,000)

Conversion of due to officer to contributed capital	-	-	16,000	-	16,000

Stock split (8:1)	-	15,050	(15,050)	-	0

Net loss for the year ended October 31, 2010	-	-	-	(557,388)	(557,388)

Balance, October 31, 2010	17,200,000	$17,200	$41,800	$(616,388)	$(557,388)

See accompanying notes to financial statements.

LANDMARK ENERGY ENTERPRISE, INC.
(FORMERLY REFLEX, INC.)
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED OCTOBER 31, 2010 AND 2009
PERIOD FROM OCTOBER 4, 2007 (INCEPTION) TO OCTOBER 31, 2010

	Year ended October 31, 2010	Year ended October 31, 2009	Period from October 4, 2007 (Inception) to October 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(557,388)	$(10,000)	$(616,388)
Change in non-cash working capital items:
Changes in assets and liabilities:
(Increase) in prepaid expenses	(5,000)	0	(5,000)
(Increase) in interest receivable	(95)		(95)
Increase (decrease) in accrued expenses	306,750	(6,000)	306,750
NET CASH USED BY OPERATING ACTIVITIES	(255,733)	(16,000)	(314,733)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for investment deposit	(30,000)	0	(30,020)
Funds loaned for note receivable	(174,075)	0	(174,075)
NET CASH USED IN INVESTING ACTIVITIES	(204,075)	0	(204,075)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	0	0	43,000
Increase in due to officer	56,500	16,000	72,500
Proceeds from convertible notes payable	420,000	0	420,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	476,500	16,000	535,500

NET INCREASE IN CASH	16,692	0	16,692

Cash, beginning of period	0	0	0
Cash, end of period	$16,692	$0	$16,692

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION
Conversion of due to officer to contributed capital	$16,000	$0	$16,000

See accompanying notes to financial statements.

LANDMARK ENERGY ENTERPRISE, INC.
(FORMERLY REFLEX, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Landmark Energy Enterprise, Inc. (formerly Reflex, Inc.) (“Landmark” or “The Company”) is a development stage company and was incorporated in Nevada on October 4, 2007.  The Company engages in the research and development of hydrogen and oxygen generation technologies, designing, manufacturing and selling hydrogen and oxygen generating machines and the related industrial and commercial applications.

Development Stage Company
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development-stage companies.  A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted an October 31 fiscal year end.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary (Dalian Landmark Energy Technology Co.). All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents
Landmark considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At October 31, 2010 and 2009, the Company had $16,692 and $0 of cash, respectively.

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, prepaid expenses, interest receivable, accrued expenses and amounts due to an officer. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

LANDMARK ENERGY ENTERPRISE, INC.
(FORMERLY REFLEX, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2010.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Recent Accounting Pronouncements
Landmark does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – PREPAID EXPENSES

Prepaid expenses consisted of a travel advance of $5,000 to an employee as of October 31, 2010.

NOTE 3 – SIGNIFICANT EVENTS

On September 15, 2010, the Company entered a share/ownership transfer agreement to acquire 30% ownership of Dalian Aquarius Energy Technology U.S.A. Co., Ltd (“Dalian Aquarius”). However, the Share/Ownership Transfer Agreement has never been closed and the shares of Dalian Aquarius have never been transferred to the Company.

On January 14, 2011, the Company prepared a rescission agreement and sent it to all parties to the share/ownership transfer agreement. Upon the execution of such rescission agreement, the share/ownership transfer agreement will be officially terminated and rescinded. See Note 13.

NOTE 4 – NOTE AND INTEREST RECEIVABLE

On October 12, 2010, Landmark loaned $174,075 to a company they have entered into a share/ownership transfer agreement with.  See Note 3.  The loan is unsecured, bears 1% interest and is due on demand.  The interest income for the year ended October 31, 2010 was $95.

LANDMARK ENERGY ENTERPRISE, INC.
(FORMERLY REFLEX, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010

NOTE 5 – INVESTMENT DEPOSIT

As part of the share/ownership transfer agreement to purchase a 30% interest in Dalian Aquarius Energy Technology U.S.A. Co. Ltd. (“Dalian”), the company paid a deposit of $30,000. The amount will be applied to the purchase price if the acquisition becomes effective, and will be refunded if the acquisition is rescinded.  See Note 13.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of October 31, 2010 and 2009:

	2010	2009
Accrued wages	$279,500	$0
Accrued rent	22,500	0
Accrued audit fee	4,750	0
Total accrued expenses	$306,750	$0

NOTE 7 – DUE TO OFFICER

During the year ended October 31, 2010, a former officer agreed to convert the prior balance due to the officer of $16,000 to capital.  The amount has been recorded as additional paid in capital as of October 31, 2010.

Also during the year ended October 31, 2010, the Company received several loans from an officer to help fund operations.  The loans are non-interest bearing, unsecured and due on demand.  The Company received loans totaling $56,500.  The balance due to the officer was $56,500 as of October 31, 2010.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

The Company received loans from seven individuals during the year ended October 31, 2010. The loans are due five years from the date the funds were received. The loans are non-interest bearing and can be converted to stock at $1.00 per share at any time by the note holders.  The loans are all due between April and July 2015.  The balance due on these convertible notes was $420,000 as of October 31, 2010.

NOTE 9 – COMMON STOCK

The Company has 90,000,000 shares of $0.001 par value common stock authorized and 10,000,000 shares of $0.001 par value preferred stock authorized.

During the year ended October 31, 2010, a former officer of the company agreed to convert an amount owing to them of $16,000 to contributed capital.

On January 18, 2010, the Company enacted an 8 to 1 stock split which has been presented retroactively in the statement of stockholders’ deficit and our weighted average shares outstanding calculation.

The Company has 17,200,000 shares of common stock and -0- shares of preferred stock issued and outstanding as of October 31, 2010.

LANDMARK ENERGY ENTERPRISE, INC.
(FORMERLY REFLEX, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company signed two officer leases during the year ended October 31, 2010.  The corporate office lease requires rent of $2,500 per month beginning on February 1, 2010 and continuing through January 31, 2012.

The show room lease requires monthly rent of approximately $1,063 beginning on May 1, 2010 and continuing through April 30, 2011.

Neither lease required a security deposit.  Accrued rent on the office lease was $22,500 as of October 31, 2010.

Minimum annual rents required for the years ended October 31, 2011, 2012 and 2013 are $36,378, $7,500 and $0, respectively.

The Company also entered into three employment agreements on January 1, 2010.  The agreements call for total monthly wages of $28,000 beginning on February 1, 2010.  All three agreements continue through October 31, 2011 and at that time can be renewed. The minimum annual wages due on these agreements for the year ended October 31, 2011 is $336,000.

Additionally, on April 12, 2010, the company signed an agreement with another employee for a term of six months.  The contract requires monthly wages of $20,000.

The total amount accrued for the above contracts was $279,500 as of October 31, 2010.

NOTE 11 – LIQUIDITY AND GOING CONCERN

Landmark Energy Enterprises, Inc. has negative working capital, has incurred losses since inception, and has received no revenues from sales of products or services.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 12 – INCOME TAXES

As of October 31, 2010, the Company had net operating loss carry forwards of approximately $616,000 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

LANDMARK ENERGY ENTERPRISE, INC.
(FORMERLY REFLEX, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010

NOTE 12 – INCOME TAXES (CONTINUED)

The provision for Federal income tax consists of the following:

	2010	2009
Federal income tax benefit attributable to:
Current Operations	$189,500	$3,400
Less: valuation allowance	(189,500)	(3,400)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2010	2009
Deferred tax asset attributable to:
Net operating loss carryover	$209,560	$20,060
Less: valuation allowance	(209,560)	(20,060)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $616,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 13 – SUBSEQUENT EVENTS

On January 14, 2011, the Company prepared a rescission agreement and sent it to all parties to the share/ownership transfer agreement. Upon the execution of such rescission agreement, the share/ownership transfer agreement will be officially terminated and rescinded.

Management has evaluated subsequent events through February 4, 2011, the date these financial statements were issued, and has determined it does not have any material subsequent events to disclose other than those mentioned above.