Form 10-Q
period 2011-01-31
LANDMARK ENERGY ENTERPRISE, INC.
filed 2011-03-14
CIK 1415936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2011
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

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes   [ X ] No

As of March 14, 2011, there are 17,200,000 shares of common stock, par value $ 0.001 issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

Our financial statements included in this Form 10-Q are as follows:
Page
Balance Sheet as of January 31, 2011and October 31, 2010 (unaudited) ;	4
Statements of Operations for three months ended January 31, 2011 and 2010 and the period from October 4, 2007 (inception) to January 31, 2011 (unaudited);	5
Statements of Stockholders’ Equity (Deficit) for period from October 4, 2007 (Inception) to January 31, 2011 (unaudited);	6
Statements of Cash Flows for the three months ended January 31, 2011 and 2010 and period from October 4, 2007 (Inception) to January 31, 2011 (unaudited);	7
Notes to Financial Statements;	8

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended January 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

LANDMARK ENERGY ENTERPRISES, INC.
FORMERLY KNOWN AS REFLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (unaudited)
As of January 31, 2011 and October 31, 2010
	January 31,	October 31,
	2011	2010

ASSETS
Current Assets
Cash and cash equivalents	$7,939	$16,692
Prepaid expenses	-	5,000
Investment deposit	30,000	30,000
Interest receivable	95	95
Note receivable	177,603	174,075

TOTAL ASSETS	$215,637	$225,862

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued expenses	$405,250	$306,750
Due to officers	81,500	56,500
		-
Total current liabilities	486,750	363,250

Long-term liabilities
convertible notes payable	455,000	420,000

Total liabilities	941,750	783,250

Stockholders' Deficit
Common stock, $.001 par value, 90,000,000
shares authorized, 17,200,000 shares issued
and outstanding	17,200	17,200
Preferred stock, $.001 par value, 10,000,000
shares authorized, 0 shares issued and
outstanding	-	-
Additional paid in capital	41,800	41,800
Deficit accumulated during the development stage	-785,113	-616,388
Total stockholders' deficit	-726,113	-557,388

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$215,637	$225,862

See accompanying notes to financial statements.

LANDMARK ENERGY ENTERPRISES, INC.
FORMERLY KNOWN AS REFLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
Three Months Ended January 31, 2011 and 2010
Period from October 4, 2007 (Inception) to January 31, 2011

			Period from
	Three Months Ended		October 4, 2007
	January 31,		(Inception) to
	2011	2010	January 31, 2011

Revenue	$-	$-	$-

Expenses:
Professional fees	20,750	37,500	170,750
Salaries & wages	120,000	-	499,500
Travel	5,000		53,301
Rent	9,940	-	39,431
Miscellaneous	13,035	-	22,263
Total expenses	168,725	37,500	785,245

Loss from operations	-168,725	-37,500	-785,245

Other income:
Interest income		-	132
Total other income	-	-	132

Loss before provision for income taxes	-168,725	-37,500	-785,113

Provision for income taxes	-	-	-

Net loss	$-168,725	$-37,500	$-785,113

Net loss per share:
Basic and diluted	$-0.01	$-

Weighted average shares outstanding	17,200,000	17,200,000

See accompanying notes to financial statements.

LANDMARK ENERGY ENTERPRISES, INC.
FORMERLY KNOWN AS REFLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (unaudited)
Period from October 4, 2007 (Inception) to January 31, 2011

				Deficit
				Accumulated
	Common Stock		Additional	during the
	Shares	Amount	Paid in Capital	Development Stage	Total

Issuance of common stock for cash	17,200,000	$2,150	$40,850	$-	$43,000
Loss for the period ended
October 31, 2007	-	-	-	-4,000	-4,000
Balance, October 31,2007	17,200,000	2,150	40,850	-4,000	39,000

Net loss for the year ended October 31, 2008	-	-	-	-45,000	-45,000
Balance, October 31,2008	17,200,000	2,150	40,850	-49,000	-6,000

Net loss for the year ended October 31, 2009	-	-	-	-10,000	-10,000
Balance, October 31,2009	17,200,000	2,150	40,850	-59,000	-16,000

Conversion of officer loan to contributed capital	-	-	16,000	-	16,000
Stock split (8:1)		15,050	-15,050	-	-
Net loss for the year ended October 31, 2010	-	-	-	-557,388	-557,388
Balance, October 31, 2010	17,200,000	17,200	41,800	-616,388	-557,388

Net loss for the three months ended January 31, 2011	-	-	-	-168725	-168,725
Balance, January 31, 2011	17,200,000	$17,200	$41,800	$(785,113)	$(726,113)

See accompanying notes to financial statements.

LANDMARK ENERGY ENTERPRISES, INC.
FORMERLY KNOWN AS REFLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Three Months Ended January 31, 2011 and 2010
Period from October 4, 2007 (Inception) to January 31, 2011

			Period from
	Three Months		October 4,
	Ended		2007 (Inception)
	January 31	January 31	to January 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	-168,725	$-37,500	$-785,113
Changes in current assets and liabilities:
Prepaid expenses	5,000	-1,000	-
Interest receivable	-	-	-95
Accrued expenses	98,500	-	405,250
CASH USED BY OPERATING ACTIVITIES	-65,225	-38,500	-379,958

CASH FLOWS FROM INVESTING ACTIVITIES
Investment deposit	-	-	-30,000
Loan to unrelated party	-3,528	-	-177,603
CASH USED BY INVESTING ACTIVITIES	-3,528	-	-207,603

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	43,000
Loan from unrelated party	35,000	-	455,000
Loan from officers , net	25,000	22,500	97,500
CASH PROVIDED BY FINANCING ACTIVITIES	60,000	22,500	595,500

NET (DECREASE) INCREASE IN CASH	-8,753	-16,000	7,939

Cash, beginning of period	16,692	-	-
Cash, end of period	$7,939	$-16,000	$7,939

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to financial statements.

LANDMARK ENERGY ENTERPRISE, INC.
(FORMERLY REFLEX, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JANUARY 31, 2011

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

Cash and Cash Equivalents
Landmark considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At January 31, 2011 and 2010, the Company had $7939.26 and $0 of cash, respectively.

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of January 31, 2011.

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

NOTE 2 – SIGNIFICANT EVENTS

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

NOTE 3 – NOTE AND INTEREST RECEIVABLE

On October 12, 2010, Landmark loaned $174,075 to a company they have entered into a share/ownership transfer agreement with.  See Note 3.  The loan is unsecured, bears 1% interest and is due on demand.  The interest income for the year ended October 31, 2010 was $95.
 On Dec 15, 2010, Landmark loaned $3528 to a company in order to get help from government agent for the export tax return.
NOTE 4 – INVESTMENT DEPOSIT

As part of the share/ownership transfer agreement to purchase a 30% interest in Dalian Aquarius Energy Technology U.S.A. Co. Ltd. (“Dalian”), the company paid a deposit of $30,000. The amount will be applied to the purchase price if the acquisition becomes effective, and will be refunded if the acquisition is rescinded.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of January 31, 2011 and 2010:

	2011	2010
Accrued wages	$37,7000	$0
Accrued rent	22,500	0
Accrued accounting & audit fee	5,750	0
Total accrued expenses	$405,250	$0

NOTE 6 – DUE TO OFFICER

During the period ended January 31, 2011, a former officer agreed to convert the prior balance due to the officer of $16,000 to capital.  The amount has been recorded as additional paid in capital as of January 31, 2011.

Also during the year ended October 31, 2011, the Company received several loans from an officer to help fund operations.  The loans are non-interest bearing, unsecured and due on demand.  The Company received loans totaling $81,500.  The balance due to the officer was $81,500 as of January 31, 2011.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

The Company received loans from seven individuals until January 31, 2011. The loans are due five years from the date the funds were received. The loans are non-interest bearing and can be converted to stock at $1.00 per share at any time by the note holders.  The loans are all due between April and December 2015.  The balance due on these convertible notes was $455,000 as of January 31, 2011.

NOTE 8 – COMMON STOCK

The Company has 90,000,000 shares of $0.001 par value common stock authorized and 10,000,000 shares of $0.001 par value preferred stock authorized.

During the period ended January 31, 2011, a former officer of the company agreed to convert an amount owing to them of $16,000 to contributed capital.

On April 19, 2010, the Company effectuated an 8 to 1 stock split which has been presented retroactively in the statement of stockholders’ deficit and our weighted average shares outstanding calculation.

The Company has 17,200,000 shares of common stock and -0- shares of preferred stock issued and outstanding as of January 31, 2011.

 NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company signed two officer leases during the year ended October 31, 2010.  The corporate office lease requires rent of $2,500 per month beginning on February 1, 2010 and continuing through January 31, 2012.

The show room lease requires monthly rent of approximately $1,063 beginning on May 1, 2010 and continuing through April 30, 2011.

Neither lease required a security deposit.  Accrued rent on the office lease was $22,500 as of January 31, 2011.

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

The total amount accrued for the above contracts was $399,500 as of January 31, 2011.

NOTE 10 – LIQUIDITY AND GOING CONCERN

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

NOTE 11 – INCOME TAXES

As of January 31, 2011, the Company had net operating loss carry forwards of approximately $785,000 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 11 – INCOME TAXES (CONTINUED)

The provision for Federal income tax consists of the following:

	January 31,	October 31,
	2011	2010
Federal income tax benefit attributable to:
Current Operations	$57,400	$189,500
Less: valuation allowance	(57,400)	(189,500)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	January 31,	October 31,
	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$266,960	$209,560
Less: valuation allowance	(266,960)	(209,560)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $785,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 12 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through March 12, 2011, the date these financial statements were issued, and has determined it does not have any material subsequent events to disclose other than those mentioned above.

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

On September 15, 2010, we, along with our wholly owned subsidiary Dalian Landmark, entered a Share/Ownership Transfer Agreement with Te Hung Chou and Dalian Aquarius Energy Technology U.S.A..Co., Ltd (“Dalian Aquarius”), a limited liability company formed under the laws of the People’s Republic of China. Under the Share/Ownership Transfer Agreement, Te Hung Chou agreed to transfer to Dalian Landmark thirty percent (30%), non-dilutive, of the total issued and outstanding shares of Dalian Aquarius (“Dalian Ownership”). Dalian Aquarius shall maintain the said Dalian Ownership non-dilutive. In exchange for the Dalian Ownership, Dalian Landmark shall pay US $ 1,390,000.00 (or RMB 9,424,200Yuan) to Te Hung Chou.  As the parent company of Dalian Landmark, we may issue 500,000 shares of our common stock to Te Hung Chou as an alternative consideration for the Dalian Ownership transferred by Te Hung Chou to Dalian Landmark.

The actual transfer of the Dalian Ownership described above has not been carried out and none of the parties to the Share/Ownership Transfer Agreement has performed its obligations. On January 14, 2011, we, along with our wholly owned subsidiary Dalian Landmark entered an Agreement of Rescission (“Rescission Agreement”) with Te Hung Chou and Dalian Aquarius to rescind the Share/Ownership Transfer Agreement we entered on September 15, 2010. Under the Rescission Agreement, all parties to the Share/Ownership Transfer Agreement rescind, ab initio all of the transactions contemplated by the Share/Ownership Transfer Agreement and all parties agree that all of documents and instruments relating to the Share/Ownership Transfer Agreement dated September 15, 2010, including any and all promissory notes or similar instruments issued by Dalian Landmark to pay Te Hung Chou US $ 1,390,000.00 (or RMB 9,424,200Yuan), are hereby terminated, rescinded and rendered null and void, ab initio.

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

Market

As of January 31, 2011, we just launched the business of developing hydrogen and oxygen generating technologies and designing and selling hydrogen and oxygen generating equipments. Our business operations are mainly carried out by our wholly owned Chinese subsidiary Dalian Landmark Energy Technology Co, Ltd in China. Our products have large marker in China due to the facts that our products generate hydrogen which can be used a cleaner and more efficient source of energy for a variety of industrial and commercial uses. As an emerging market with massive manufacturing and construction industries, China has strong demands for cleaner and more efficient energy sources. As to our motor vehicle engine carbon cleaning products, they also have large market in China due to the fact that there are growing number of automobile vehicles produced and sold in China. Growing environmental concerns encourage the car inspectors and car users take measures to reduce the carbon accumulation in the engines of their vehicles.

Suppliers

As of January 31, 2011, we did not have our own manufacturing facility. Pursuant to the License and Manufacture Agreement,, Dalian Aquarius Energy Technology U.S.A..Co., Ltd (“Dalian Aquarius”), a limited liability company formed under the laws of the People’s Republic of China, manufactures the hydrogen and oxygen generating machines with the license right granted by us and sells the manufactured products to us at cost.  For the period ended January 31, 2011, Dalian Aquarius was our sole supplier.

Customers

Since our products have wide industrial and commercial uses, our customers are those companies and businesses that require heavy load of cutting, welding and brazing work  during their manufacturing or production process, such as ship builders, mining companies, metal works, etc. Our automobile engine carbon cleaning devices are used by car inspection stations, dealerships, mechanic shops and individual car owners.

Competitions

To our knowledge, there are several other companies in China that also produce the hydrogen and oxygen generating machine. Changsha Okay Energy Series Equipment Company Ltd. and Shanghai COCH Energy Co. Ltd  are examples of the competitors.

Employee

As of January 31, 2011, we have 4 employees.

Manufacturing

As of January 31, 2011, we did not have our own manufacturing facility. Pursuant to the License and Manufacture Agreement,, Dalian Aquarius Energy Technology U.S.A..Co., Ltd (“Dalian Aquarius”), a limited liability company formed under the laws of the People’s Republic of China, manufactures the hydrogen and oxygen generating machines with the license right granted by us and sells the manufactured products to us at cost.

Intellectual Property

As of January 31, 2011, we owned two patents registered with the State Intellectual Property Office of the People’s Republic of China. The patent numbers are 200820218700.8 and 200820218701.2. One patent is regarding the technologies for hydrogen and oxygen generating devices and the other one is regarding the technologies for solar energy emergency sensory LED lighting devices.

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

Results of Operations for the Three Months Ended January 31, 2011 and 2010 and Period from October 4, 2007 (Date of Inception) until January 31, 2011

We generated total revenue of $ 0 for the period from October 4, 2007 (Date of Inception) through January 31, 2011. Our Operating Expenses during the three months ended January 31, 2011 were $168,725, compared with $37,500 for the three months ended January 31, 2010.  The increase in Operating Expenses was due to payment for salaries, professional fees and rent. Our Operating Expenses for the period from October 4, 2007 (Date of Inception) to January 31, 2011 were $785,245. For each period mentioned, we recorded a net loss of $ 168,725 for the three months ended January 31, 2011, and $ 785,113 for the period from October 4, 2007 (Date of Inception) until January 31, 2011.

We anticipate our operating expenses will increase as we undertake our business operations. The increase will be attributable to the continued development and marketing of our product and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of January 31, 2011, we had total current assets of $ 215,637 and $486,750 in current liabilities.
Operating activities used $ 379,958 in cash for the period from October 4, 2007 (Date of Inception) through January 31, 2011. Financing Activities during the period from October 4, 2007 (Date of Inception) through January 31, 2011 generated $ 595,500 in cash during the period.

As of January 31, 2011, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Up through the period ended January 31, 2011, we have received advances from our officer and director to pay for professional fees of the company.  The amount is unsecured, due upon demand, and non-interest bearing. We have no commitment from any officer and director to advance funds in the future.

Off Balance Sheet Arrangements

As of January 31, 2011, there were no off balance sheet arrangements.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2011, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2011.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended January 31, 2011.

Item 5.     Other Information

None

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Item 6.      Exhibits

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
March 14, 2011