Form 10-Q
period 2011-04-30
LANDMARK ENERGY ENTERPRISE, INC.
filed 2011-06-21
CIK 1415936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2011
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
[  ] Yes   [ X ] No

As of June 14, 2011, there are 17,200,000 shares of common stock, par value $ 0.001 issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended April 30, 2011 are not necessarily indicative of the results that can be expected for the full year.

LANDMARK ENERGY ENTERPRISE, INC.
CONSOLIDATED BALANCE SHEETS
As of April 30, 2011 and October 31, 2010
	April 30,	October 31,
	2011	2010
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$8,948	$16,692
Inventory	19,754
Other receivable	4,078
Prepaid expenses	59,210	5,000
Investment deposit	-	30,000
Interest receivable	95	95
Note receivable	177,603	174,075
Total current assets	269,688	225,862

Fixed assets, net	19,666	0

TOTAL ASSETS	$289,354	$225,862

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued expenses	$469,458	$306,750
Other payables	121,561
Due to officers	117,948	56,500
		-
Total current liabilities	708,967	363,250

Long-term liabilities
Convertible notes payable	455,000	420,000
	455,000	420,000

Total liabilities	1,163,967	783,250

Stockholders' Deficit
Common stock, $.001 par value, 90,000,000
shares authorized, 17,200,000 shares issued
and outstanding	17,200	17,200
Preferred stock, $.001 par value, 10,000,000
shares authorized, 0 shares issued and
outstanding	-	-
Additional paid in capital	41,800	41,800
Deficit accumulated during the development stage	-934,333	-616,388
Other comprehensive income (loss)	720	-
Total stockholders' deficit	-874,613	-557,388

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$289,354	$225,862

	$-	$-

See accompanying notes to financial statements.

LANDMARK ENERGY ENTERPRISE, INC.
STATEMENTS OF OPERATIONS (unaudited)
Three Months and Six Months Ended April 30, 2011 and 2010,
Consolidated
Period from October 4, 2007 (Inception) to April 30, 2011

					Period from
	Three Months Ended		Six Months Ended		October 4, 2007
	April 30,		April 30,		(Inception) to
	2011	2010	2011	2010	April 30, 2011

Revenue	$-	$-	$-	$-	$-

Expenses:
Professional fees	31,500	9,500	52,250	47,000	202,250
Salaries & wages	60,000	84,000	180,000	84,000	559,500
Travel	0	0	5,000	-	53,301
Rent	10,688	7,500	20,628	7,500	50,119
Miscellaneous	47,032	2,451	60,067	2,451	69,295
Total expenses	149,220	103,451	317,945	140,951	934,465

Loss from operations	-149,220	-103,451	-317,945	-140,951	-934,465

Other income:
Interest income	0			-	132
Total other income	-	-	-	-	132

Loss before provision for income taxes	-149,220	-103,451	-317,945	-140,951	-934,333

Provision for income taxes	-	-	-	-	-

Net loss	$-149,220	$-103,451	$-317,945	$-140,951	$-934,333

Net loss per share:
Basic and diluted	$-0.01	$-	$-0.02	$-

Weighted average shares outstanding	17,200,000	17,200,000	17,200,000	17,200,000

See accompanying notes to financial statements.

LANDMARK ENERGY ENTERPRISE, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT (unaudited)
Period from October 4, 2007 (Inception) to April 30, 2011

				Deficit
				Accumulated
	Common Stock		Additional	during the	Other Comprehensive
	Shares	Amount	Paid in Capital	Development Stage	Income (Loss)	Total

Issuance of common stock for cash	17,200,000	$2,150	$40,850	$-	$-	$43,000
Loss for the period ended October 31, 2007	-	-	-	-4,000	-	-4,000
Balance, October 31,2007	17,200,000	2,150	40,850	-4,000	-	39,000

Net loss for the year ended October 31, 2008	-	-	-	-45,000	-	-45,000
Balance, October 31,2008	17,200,000	2,150	40,850	-49,000	-	-6,000

Net loss for the year ended October 31, 2009	-	-	-	-10,000	-	-10,000
Balance, October 31,2009	17,200,000	2,150	40,850	-59,000	-	-16,000

Conversion of officer loan to contributed capital	-	-	16,000	-	-	16,000
Stock split (8:1)		15,050	-15,050	-	-
Net loss for the year ended October 31, 2010	-	-	-	-557,388	-	-557,388
Balance, October 31, 2010	17,200,000	17,200	41,800	-616,388		-557,388

Other comprehensive income (loss)	-	-	-	-	720	720
Net loss for the six months ended April 30, 2011				-317,945	-	-317,945
Balance, April 30, 2011	17,200,000	$17,200	$41,800	$(934,333)	$720	$(874,613)

See accompanying notes to financial statements.

LANDMARK ENERGY ENTERPRISE, INC.
FORMERLY KNOWN AS REFLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Six Months Ended April 30, 2011 and 2010
Period from October 4, 2007 (Inception) to April 30, 2011

			Period from
	Six Months		October 4,
	Ended		2007 (Inception)
	April 30	April 30	to April 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	-317,945	$-140,951	$-934,333
Adjustments to reconcile:
Depreciation	226		226
Changes in current assets and liabilities:
Inventory	-19,549		-19,549
Other receivable	-4,035		-4,035
Prepaid expenses	-58,832	-6,000	-63,832
Interest receivable			-95
Accrued expenses	168,000	41,000	474,750
CASH USED BY OPERATING ACTIVITIES	-232,135	-105,951	-546,868

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	-19,687		-19,687
Investment deposit	30,773
Loan to unrelated party	-3,528	-50,000	-177,603
CASH USED BY INVESTING ACTIVITIES	7,558	-50,000	-197,290

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution		16,000	16,000
Proceeds from sale of common stock	-	-	43,000
Loan from unrelated party	155,298	125,000	575,298
Loan from officers , net	61,448	40,500	117,948
CASH PROVIDED BY FINANCING ACTIVITIES	216,746	181,500	752,246

NET INCREASE (DECREASE) IN CASH	-7,831	25,549	8,088

EFFECT OF FOREIGN CURRENCY CONVERSION	87	-	860

Cash, beginning of period	16,692	-	-
Cash, end of period	$8,948	$25,549	$8,948

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to financial statements.

LANDMARK ENERGY ENTERPRISE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011

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

Cash and Cash Equivalents
Landmark considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At April 30, 2011 and October 31, 2010, the Company had $8,948 and $16,692 of cash, respectively.

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, prepaid expenses, note receivable, interest receivable, accrued expenses and other payables, and amounts due to an officer. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of April 30, 2011.

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

NOTE 3 – NOTE AND INTEREST RECEIVABLE

On October 12, 2010, Landmark loaned $174,075 to a company they have entered into a share/ownership transfer agreement with.  See Note 3.  The loan is unsecured, bears 1% interest and is due on demand.  The interest income for the three and six months ended April 30, 2011 was $870.

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

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of April 30, 2011 and October 31, 2010:

	2011	2010
Accrued wages	$120,000	$279,500
Accrued rent	15,000	22,500
Accrued accounting & audit fee	27,708	4,750
Total accrued expenses	$469,458	$306,750

NOTE 6 – DUE TO OFFICER

During the period ended January 31, 2011, a former officer agreed to convert the prior balance due to the officer of $16,000 to capital.  The amount has been recorded as additional paid in capital as of January 31, 2011.

Also during the six months ended April 30, 2011, the Company received several loans from an officer to help fund operations.  The loans are non-interest bearing, unsecured and due on demand.  The Company received loans totaling $1,163,967.  The balance due to the officer was $117,948 as of April 30, 2011.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

The Company received loans from seven individuals until January 31, 2011. The loans are due five years from the date the funds were received. The loans are non-interest bearing and can be converted to stock at $1.00 per share at any time by the note holders.  The loans are all due between April and December 2015.  The balance due on these convertible notes was $455,000 and $420,000 as of April 30, 2011 and October 31, 2010.

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

The Company has 17,200,000 shares of common stock and -0- shares of preferred stock issued and outstanding as of April 30, 2011.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company signed two officer leases during the year ended October 31, 2010.  The corporate office lease requires rent of $2,500 per month beginning on February 1, 2010 and continuing through January 31, 2012.

The show room lease requires monthly rent of approximately $1,063 beginning on May 1, 2010 and continuing through April 30, 2011.

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued)

Neither lease required a security deposit.  Accrued rent on the office lease was $37,500 and $ 22,500  as of April 30, 2011 and October 31, 2010.

The Company also entered into three employment agreements on January 1, 2010.  The agreements call for total monthly wages of $28,000 beginning on February 1, 2010.  All three agreements continue through October 31, 2011 and at that time can be renewed. The minimum annual wages due on these agreements for the year ended October 31, 2011 is $336,000.

Additionally, on April 12, 2010, the company signed an agreement with another employee for a term of six months.  The contract required monthly wages of $20,000.

The total amount accrued for the above contracts was $399,500 and $279,500  as of April 30, 2011 and October 30, 2010.

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

NOTE 11 – INCOME TAXES

As of April 30, 2011, the Company had net operating loss carry forwards of approximately $934,000 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	April 30, 2011	October 31, 2010
Federal income tax benefit attributable to:
Current Operations	$108,100	$189,500
Less: valuation allowance	(108,100)	(189,500)
Net provision for Federal income taxes	$0	$0

NOTE 11 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	April 30, 2011	October 31, 2010
Deferred tax asset attributable to:
Net operating loss carryover	$317,660	$209,560
Less: valuation allowance	(317,660)	(209,560)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $934,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 12 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through June 20, 2011, the date these financial statements were issued, and has determined it does not have any material subsequent events to disclose other than those mentioned above.

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

Market

As of April 30, 2011, we just launched the business of developing hydrogen and oxygen generating technologies and designing and selling hydrogen and oxygen generating equipments. Our business operations are mainly carried out by our wholly owned Chinese subsidiary Dalian Landmark Energy Technology Co, Ltd in China. Our products have large marker in China due to the facts that our products generate hydrogen which can be used a cleaner and more efficient source of energy for a variety of industrial and commercial uses. As an emerging market with massive manufacturing and construction industries, China has strong demands for cleaner and more efficient energy sources. As to our motor vehicle engine carbon cleaning products, they also have large market in China due to the fact that there are growing number of automobile vehicles produced and sold in China. Growing environmental concerns encourage the car inspectors and car users take measures to reduce the carbon accumulation in the engines of their vehicles.

Suppliers

As of April 30, 2011, we did not have our own manufacturing facility. Pursuant to the License and Manufacture Agreement,, Dalian Aquarius Energy Technology U.S.A..Co., Ltd (“Dalian Aquarius”), a limited liability company formed under the laws of the People’s Republic of China, manufactures the hydrogen and oxygen generating machines with the license right granted by us and sells the manufactured products to us at cost.  For the period ended April 30, 2011, Dalian Aquarius was our sole supplier.

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

Employee

As of April 30, 2011, we have 4 employees.

Manufacturing

As of April 30, 2011, we did not have our own manufacturing facility. Pursuant to the License and Manufacture Agreement,, Dalian Aquarius Energy Technology U.S.A..Co., Ltd (“Dalian Aquarius”), a limited liability company formed under the laws of the People’s Republic of China, manufactures the hydrogen and oxygen generating machines with the license right granted by us and sells the manufactured products to us at cost.

Intellectual Property

As of April 30, 2011, we owned two patents registered with the State Intellectual Property Office of the People’s Republic of China. The patent numbers are 200820218700.8 and 200820218701.2. One patent is regarding the technologies for hydrogen and oxygen generating devices and the other one is regarding the technologies for solar energy emergency sensory LED lighting devices.

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

Results of Operations for the Six Months Ended April 30, 2011 and 2010 and Period from October 4, 2007 (Date of Inception) until April 30, 2011

We generated total revenue of $ 0 for the period from October 4, 2007 (Date of Inception) through April 30, 2011. Our Operating Expenses during the six months ended April 30, 2011 were $317,945, compared with $140,951 for the six months ended April 30, 2010.  The increase in Operating Expenses was due to payment for salaries, professional fees and rent. Our Operating Expenses for the period from October 4, 2007 (Date of Inception) to April 30, 2011 were $934,465. For each period mentioned, we recorded a net loss of $ 317,945 for the six months ended April 30, 2011, and $ 934,465 for the period from October 4, 2007 (Date of Inception) until April 30, 2011.

We anticipate our operating expenses will increase as we undertake our business operations. The increase will be attributable to the continued development and marketing of our product and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of April 30, 2011, we had total current assets of $ 269,688 and $ 708,967 in current liabilities.
Operating activities used $ 546,868 in cash for the period from October 4, 2007 (Date of Inception) through April 30, 2011. Financing Activities during the period from October 4, 2007 (Date of Inception) through April 30, 2011 generated $ 752,246 in cash during the period.

As of April 30, 2011, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Up through the period ended April 30, 2011, we have received advances from our officer and director to pay for professional fees of the company.  The amount is unsecured, due upon demand, and non-interest bearing. We have no commitment from any officer and director to advance funds in the future.

Off Balance Sheet Arrangements

As of April 30, 2011, there were no off balance sheet arrangements.

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

Item 4T.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2011, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2011.

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

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on the evaluation performed, our management concluded that during the period covered by this report, our internal controls over financial reporting were effective.

Changes in Internal Control

We have also evaluated our internal controls for financial reporting, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that occurred during the quarterly period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended April 30, 2011.

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

Landmark Energy Enterprise Inc

By:
Yidian Dong Chief Executive Officer Chief Financial Officer Director
June 20, 2011