Form 10-Q
period 2011-07-31
LANDMARK ENERGY ENTERPRISE, INC.
filed 2011-09-19
CIK 1415936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2011
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

4439562392
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
[  ] Yes   [ X ] No

As of September 14, 2011, there are 17,200,000 shares of common stock, par value $ 0.001 issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended July 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

LANDMARK ENERGY ENTERPRISES, INC.
FORMERLY KNOWN AS REFLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (unaudited)
As of July 31, 2011 and October 31, 2010
	July 31,	October 31,
	2011	2010

ASSETS
Current Assets
Cash and cash equivalents	$13,435	$16,692
Inventory	47,210	-
Other receivable	4,391	-
Prepaid expenses	38,663	5,000
Investment deposit	-	30,000
Interest receivable	95	95
Note receivable	177,603	174,075
Total current assets	281,397	225,862

Fixed assets, net	35,500	-

TOTAL ASSETS	$316,897	$225,862

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued expenses	$536,353	$306,750
Other payables	181,739	-
Due to officers	121,538	56,500
		-
Total current liabilities	839,630	363,250

Long-term liabilities
Convertible notes payable	455,000	420,000

Total liabilities	1,294,630	783,250

Stockholders' Deficit
Common stock, $.001 par value, 90,000,000
shares authorized, 17,200,000 shares issued
and outstanding	17,200	17,200
Preferred stock, $.001 par value, 10,000,000
shares authorized, 0 shares issued and
outstanding	-	-
Additional paid in capital	41,800	41,800
Deficit accumulated during the development stage	-1,037,358	-616,388
Accum. Other comprehensive income (loss)	625	-
Total stockholders' deficit	-977,733	-557,388

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$316,897	$225,862

See accompanying notes to financial statements.

LANDMARK ENERGY ENTERPRISES, INC.
FORMERLY KNOWN AS REFLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
Three Months and Nine Months Ended July 31, 2011 and 2010,
Period from October 4, 2007 (Inception) to July 31, 2011

					Period from
	Three Months Ended		Nine Months Ended		October 4, 2007
	July 31,		July 31,		(Inception) to
	2011	2010	2011	2010	July 31, 2011

Revenue	$-	$-	$-	$-	$-

Expenses:
Professional fees	2,000	12,500	54,250	59,500	204,250
Salaries & wages	60,000	120,000	240,000	204,000	619,500
Travel	0	0	5,000	-	53,301
Rent	10,688	10,981	31,316	18,481	60,807
Miscellaneous	30,337	32,631	90,404	35,082	99,632
Total expenses	103,025	176,112	420,970	317,063	1,037,490

Loss from operations	-103,025	-176,112	-420,970	-317,063	-1,037,490

Other income:
Interest income	-	-	-	-	132
Total other income	-	-	-	-	132

Loss before provision for income taxes	-103,025	-176,112	-420,970	-317,063	-1,037,358

Provision for income taxes	-	-	-	-	-

Net loss	$-103,025	$-176,112	$-420,970	$-317,063	$-1,037,358

Net loss per share:
Basic and diluted	$-0.01	$-0.01	$-0.02	$-0.02

Weighted average shares outstanding	17,200,000	17,200,000	17,200,000	17,200,000

See accompanying notes to financial statements.

LANDMARK ENERGY ENTERPRISES, INC.
FORMERLY KNOWN AS REFLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (unaudited)
Period from October 4, 2007 (Inception) to July 31, 2011

				Deficit
				Accumulated	Accumulated
	Common Stock		Additional	during the	Other Comprehensive
	Shares	Amount	Paid in Capital	Development Stage	Income	Total

Issuance of common stock for cash	17,200,000	$2,150	$40,850	$-		$43,000
Loss for the period ended
October 31, 2007	-	-	-	-4,000		-4,000
Balance, October 31,2007	17,200,000	2,150	40,850	-4,000		39,000

Net loss for the year ended October 31, 2008	-	-	-	-45,000		-45,000
Balance, October 31,2008	17,200,000	2,150	40,850	-49,000		-6,000

Net loss for the year ended October 31, 2009	-	-	-	-10,000		-10,000
Balance, October 31,2009	17,200,000	2,150	40,850	-59,000		-16,000

Conversion of officer loan to contributed capital	-	-	16,000	-		16,000
Stock split (8:1)		15,050	-15,050
Net loss for the year ended October 31, 2010	-	-	-	-557,388		-557,388
Balance, October 31, 2010	17,200,000	17,200	41,800	-616,388		-557,388
Other comprehensive income (loss)					625	625
Net loss for the nine months ended July 31, 2011				-420,970		-420,970
Balance, July 31, 2011	17,200,000	$17,200	$41,800	$(1,037,358)	$625	$(977,733)

See accompanying notes to financial statements.

LANDMARK ENERGY ENTERPRISES, INC.
FORMERLY KNOWN AS REFLEX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
Nine Months Ended July 31, 2011 and 2010
Period from October 4, 2007 (Inception) to July 31, 2011

			Period from
	Nine Months		October 4,
	Ended		2007 (Inception)
	July 31	July 31	to July 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	-420,970	$-317,063	$-1,037,358
Adjustments to reconcile:
Depreciation	1,475	-	1,475
Changes in current assets and liabilities:
Inventory	-46,723	-	-46,723
Other receivable	-4,346	-	-4,346
Prepaid expenses	-42,253	-6,000	-47,253
Interest receivable	-	-	-95
Accrued expenses	238,688	134,000	545,438
CASH USED BY OPERATING ACTIVITIES	-274,129	-189,063	-588,862

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	-36,608	-	-36,608
Investment deposit	30,773	-	-
Loan to unrelated party	-3,528	-114,075	-177,603
CASH USED BY INVESTING ACTIVITIES	-9,363	-114,075	-214,211

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution		16,000	16,000
Proceeds from sale of common stock	-	-	43,000
Loan from unrelated party	214,861	420,000	634,861
Loan from officers , net	65,038	40,500	121,538
CASH PROVIDED BY FINANCING ACTIVITIES	279,899	476,500	815,399

NET INCREASE (DECREASE) IN CASH	-3,593	173,362	12,326

EFFECT OF FOREIGN CURRENCY CONVERSION	336	-	1,109

Cash, beginning of period	16,692	-	-
Cash, end of period	$13,435	$173,362	$13,435

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to financial statements.

LANDMARK ENERGY ENTERPRISE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011

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

Cash and Cash Equivalents
Landmark considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At July 31, 2011 and October 31, 2010, the Company had $13,435and $16,692 of cash, respectively.

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2011.

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

NOTE 5 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of July 31, 2011 and October 31, 2010:

	2011	2010
Accrued wages	$459,500	$279,500
Accrued rent	45,000	22,500
Accrued accounting & audit fee	31,853	4,750
Total accrued expenses	$536,353	$306,750

NOTE 6 – DUE TO OFFICER

During the period ended January 31, 2011, a former officer agreed to convert the prior balance due to the officer of $16,000 to capital.  The amount has been recorded as additional paid in capital as of January 31, 2011.

The balance due to the officer was $121,538 as of July 31, 2011.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

The Company received loans from seven individuals until January 31, 2011. The loans are due five years from the date the funds were received. The loans are non-interest bearing and can be converted to stock at $1.00 per share at any time by the note holders.  The loans are all due between April and December 2015.  The balance due on these convertible notes was $455,000 and $420,000 as of July 31, 2011 and October 31, 2010.

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

The Company has 17,200,000 shares of common stock and -0- shares of preferred stock issued and outstanding as of July 31, 2011.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company signed two officer leases during the year ended October 31, 2010.  The corporate office lease requires rent of $2,500 per month beginning on February 1, 2010 and continuing through January 31, 2012.

The show room lease requires monthly rent of approximately $1,063 beginning on May 1, 2010 and continuing through July 31, 2011.

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued)

Neither lease required a security deposit.  Accrued rent on the office lease was $45,000 and $ 22,500  as of July 31, 2011 and October 31, 2010.

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

The total amount accrued for the above contracts was $459,500 and $336,000 as of July 31, 2011 and October 30, 2010.

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

NOTE 11 – INCOME TAXES

As of July 31, 2011, the Company had net operating loss carry forwards of approximately $1,037,490 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur.

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

Market

As of July 31, 2011, we just launched the business of developing hydrogen and oxygen generating technologies and designing and selling hydrogen and oxygen generating equipments. Our business operations are mainly carried out by our wholly owned Chinese subsidiary Dalian Landmark Energy Technology Co, Ltd in China. Our products have large marker in China due to the facts that our products generate hydrogen which can be used a cleaner and more efficient source of energy for a variety of industrial and commercial uses. As an emerging market with massive manufacturing and construction industries, China has strong demands for cleaner and more efficient energy sources. As to our motor vehicle engine carbon cleaning products, they also have large market in China due to the fact that there are growing number of automobile vehicles produced and sold in China. Growing environmental concerns encourage the car inspectors and car users take measures to reduce the carbon accumulation in the engines of their vehicles.

Suppliers

As of July 31, 2011, we did not have our own manufacturing facility. Pursuant to the License and Manufacture Agreement,, Dalian Aquarius Energy Technology U.S.A..Co., Ltd (“Dalian Aquarius”), a limited liability company formed under the laws of the People’s Republic of China, manufactures the hydrogen and oxygen generating machines with the license right granted by us and sells the manufactured products to us at cost.  For the period ended July 31, 2011, Dalian Aquarius was our sole supplier.

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

Employee

As of July 31, 2011, we have 4 employees.

Manufacturing

As of July 31, 2011, we did not have our own manufacturing facility. Pursuant to the License and Manufacture Agreement,, Dalian Aquarius Energy Technology U.S.A..Co., Ltd (“Dalian Aquarius”), a limited liability company formed under the laws of the People’s Republic of China, manufactures the hydrogen and oxygen generating machines with the license right granted by us and sells the manufactured products to us at cost.

Intellectual Property

As of July 31, 2011, we owned two patents registered with the State Intellectual Property Office of the People’s Republic of China. The patent numbers are 200820218700.8 and 200820218701.2. One patent is regarding the technologies for hydrogen and oxygen generating devices and the other one is regarding the technologies for solar energy emergency sensory LED lighting devices.

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

Results of Operations for the Nine months Ended July 31, 2011 and 2010 and Period from October 4, 2007 (Date of Inception) until July 31, 2011

We generated total revenue of $ 0 for the period from October 4, 2007 (Date of Inception) through July 31, 2011. Our Operating Expenses during the nine months ended July 31, 2011 were $420,970, compared with $317,063 for the nine months ended July 31, 2010.  The increase in Operating Expenses was due to payment for salaries, professional fees and rent. Our Operating Expenses for the period from October 4, 2007 (Date of Inception) to July 31, 2011 were $1,037,490. For each period mentioned, we recorded a net loss of $420,970 for the nine months ended July 31, 2011, and $ 1,037,490 for the period from October 4, 2007 (Date of Inception) until July 31, 2011.

We anticipate our operating expenses will increase as we undertake our business operations. The increase will be attributable to the continued development and marketing of our product and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of July 31, 2011, we had total current assets of $ 281,397 and $ 839,630 in current liabilities.
Operating activities used $ 588,862 in cash for the period from October 4, 2007 (Date of Inception) through July 31, 2011. Financing Activities during the period from October 4, 2007 (Date of Inception) through July 31, 2011 generated $ 815,399 in cash during the period.

As of July 31, 2011, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Up through the period ended July 31, 2011, we have received advances from our officer and director to pay for professional fees of the company.  The amount is unsecured, due upon demand, and non-interest bearing. We have no commitment from any officer and director to advance funds in the future.

Off Balance Sheet Arrangements

As of July 31, 2011, there were no off balance sheet arrangements.

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

Item 4T.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2011, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2011.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended July 31, 2011.

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
September 19, 2011