Form 10-Q
period 2011-10-31
LANDMARK ENERGY ENTERPRISE, INC.
filed 2011-12-16
CIK 1415936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2011 (Issuer changed fiscal year end from October 31 to January 31 on October 20, 2011)

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
[  ] Yes   [ X ] No

As of December 12, 2011, there are 17,200,000 shares of common stock, par value $ 0.001 issued and outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

LANDMARK ENERGY ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIATED BALANCE SHEETS(UNAUDITED)
As of January 31, 2011 and October 31, 2010

	October 31,	January 31,
	2011	2011
Assets
Current assets:
Cash and cash equivalents	$6,441	$7,939
Inventory	50,440	-
Other receivables	7,957	-
Investment deposit	-	30,000
Interest receivable	95	95
Notes receivable	177,603	177,603
Advance payments	36,874	-
Deferred tax asset	6,804	-
Total current assets	286,214	215,637

Property and equipment, net	34,919	-

Total assets	$321,133	$215,637

Liabilities and stockholders’ deficit
Current liabilities:
Accrued expenses	$545,438	$405,250
Other payables	77,500	-
Due to officers	299,609	81,500
Total current liabilities	922,547	486,750

Convertible notes payable	455,000	455,000

Total liabilities	1,377,547	941,750

Commitments and contingencies

Stockholders’ deficit:
Common stock, $.001 par value, 90,000,000 shares authorized, 17,200,000 shares issued and outstanding	17,200	17,200
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Additional paid-in capital	41,800	41,800
Deficit accumulated during the development stage	(1,117,358)	(785,113)
Accumulated other comprehensive income	1,944	-
Total stockholders’ deficit	(1,056,414)	(726,113)

Total liabilities and stockholders’ deficit	$321,133	$215,637

The accompanying notes are an integral part of these consolidated financial statements.

LANDMARK ENERGY ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended October 31		For the Nine Months Ended October 31		October 3, 2007 to October 31
	2011	2010	2011	2010	2011

Sales	$97,706	$-	$97,706	$-	$97,706

Cost of sales	-	-	-	-	-

Gross profit	97,706	-	97,706	-	97,706

Operating expenses:
Selling expenses	52,459	-	52,459	-	52,458
General and administrative expenses	119,775	240,457	372,020	520,020	1,157,266
Total operating expenses	172,234	240,457	424,479	520,020	1,209,724

Loss from operations	(74,528)	(240,457)	(326,773)	(520,020)	(1,112,018)

Other income:
Interest income	-	132	-	132	132
Total other income	-	132	-	132	-

Loss before provision for income taxes	(74,528)	(240,325)	(326,773)	(519,888)	(1,111,886)

Provision for income taxes	5,472	-	5,472	-	5,472

Net loss	(80,000)	(240,325)	(332,245)	(519,888)	(1,117,358)

Other comprehensive income
Foreign currency translation adjustment	1,320	-	1,944	-	1,944

Comprehensive loss	$(78,680)	$(240,325)	$(330,301)	$(519,888)	$(1,115,414)

Weighted average number of shares
Basic and diluted	17,200,000	17,200,000	17,200,000	17,200,000

Loss per share
Basic and diluted	$(0.00)	$(0.01)	$(0.02)	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

LANDMARK ENERGY ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)

	Common		Additional	Deficit Accumulated During the	Accumulated other	Total
	Stock		Paid-in	Developmental	Comprehensive	Stockholders’
	Share	Amount	Capital	Stage	Income	Deficit

Beginning Balance, Amount at Oct. 03, 2007 (Inception)	-	$-	$-	$-	$-	$-
Issuance of Common Stock	2,150,000	2,150	40,850			43,000
Net Loss	-	-	-	(4,000)	-	(4,000)
Ending Balance, Amount at Oct. 31, 2007	2,150,000	2,150	40,850	(4,000)		39,000
Net Loss	-	-	-	(45,000)	-	(45,000)
Ending Balance, Amount at Oct. 31, 2008	2,150,000	2,150	40,850	(49,000)		(6,000)
Net Loss	-	-	-	(10,000)	-	(10,000)
Ending Balance, Amount at Oct. 31, 2009	2,150,000	2,150	40,850	(59,000)		(16,000)
Net Loss	-	-	-	(557,388)	-	(557,388)
Conversion of officer loan to contributed capital	-	-	16,000	-	-	16,000
Stock split 8:1	15,050,000	15,050	(15,050)	-	-	-
Ending Balance, Amount at Oct. 31, 2010	17,200,000	17,200	41,800	(616,388)	-	(557,388)
Net Loss for 2011	-	-	-	(500,970)	-	(500,970)
Other comprehensive income	-	-	-	-	1,944	1,944
Ending Balance, Amount at Oct. 31, 2011	17,200,000	$17,200	$41,800	$(1,117,358)	$1,944	$(1,056,414)

The accompanying notes are an integral part of these consolidated financial statements.

LANDMARK ENERGY ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended October 31,		October 3, 2007 (Inception) to October 31,
	2011	2010	2011

Cash flows from operating activities:
Net loss	$(332,245)	$(519,888)	$(1,117,358)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation	3,673	-	3,673
Changes in assets and liabilities:
Inventory	(49,062)	-	(49,062)
Other receivables	(7,740)	(95)	(7,835)
Advance payments	(35,867)	(4,000)	(35,867)
Deferred tax assets	(6,618)	-	(6,618)
Other Payables	77,500	-	77,500
Accrued expenses	140,188	306,750	545,438

Total adjustments	122,074	302,655	527,229

Net cash used in operating activities:	(210,171)	(217,233)	(590,129)

Cash flows from investing activities:
Acquisition of fixed assets	(37,637)	-	(37,637)
Investment deposit	31,072	(30,000)	1,072
Notes receivable	-	(174,075)	(177,603)
Net cash used in investing activities:	(6,565)	(204,075)	(214,168)

Cash flows from financing activities:
Capital contribution	-	-	16,000
Proceeds from convertible notes payable	-	420,000	455,000
Proceeds from sale of common stock	-	-	43,000
Due to officers	213,734	18,000	295,234
Net cash provided by financing activities:	213,734	438,000	809,234

Effect of foreign currency translation on cash	1,504	-	1,504

Net increase (decrease) in cash and cash equivalents	(1,498)	16,692	6,441

Cash and cash equivalents – beginning	7,939	-	-

Cash and cash equivalents – ending	$6,441	$16,692	$6,441

The accompanying notes are an integral part of these consolidated financial statements.

LANDMARK ENERGY ENTERPRISE, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Organization and Nature of Business

Landmark Energy Enterprise, Inc. (formerly Reflex, Inc.) (“Landmark” or “The Company”) was a development stage company and incorporated in Nevada on October 4, 2007.  The Company engages in the research and development of hydrogen and oxygen generation technologies, designing, manufacturing and selling hydrogen and oxygen generating machines and the related industrial and commercial applications.

On July 26, 2010, the Company formed a wholly owned subsidiary company, Dalian Landmark Energy Technology Co, Ltd (“Dalian Landmark”) in Dalian, the People’s Republic of China.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements include the accounts of its controlled subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) applicable to interim financial information and the requirements of Form 10-Q and rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

In preparing the accompanying unaudited consolidated financial statements, we evaluated the period from January 31, 2011 through the date the financial statements were issued, for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

Reclassification

Certain amounts as of January 31, 2011 were reclassified for presentation purposes.

Note 3– Inventory

Inventory by major categories as of October 31, 2011 and January 31, 2011 are summarized as follows:

	October 31, 2011	January 31, 2011

Raw materials	$41,631	$-
Supplies	8,809	-
Total Inventory	$50,440	$-

Note 4– Notes Receivable

On October 12, 2010, Landmark loaned $174,075 to Dalian Aquarius they have entered into a share/ownership transfer agreement with.  The loan is unsecured, bears 1% interest and is due on demand.

On Dec 15, 2010, Landmark loaned $3,528 to a third party entity. The loan is unsecured, non-interest bearing and is due on demand.

Note 5 – Advance Payments

Advance payments as of October 31, 2011 and January 31, 2011 were $36,874 and $0, respectively. The amounts primarily represent purchases from vendors.

    Note 6 – Property and Equipment

Property and equipment as of October 31, 2011 and January 31, 2011 consisted of the following:

	October 31, 2011	January 31, 2011

Machinery and equipment	$19,028	$-
Vehicles	19,667	-
Subtotal	38,695	-
Less: Accumulated depreciation	3,776	-
Total	$34,919	$-

Note 7 – Accrued Expenses
Accrued expenses as of October 31, 2011 and January 31, 2011 consisted of the following:

	October 31, 2011	January 31, 2011

Accrued wages	$468,585	$377,000
Accrued rent	45,000	22,500
Accrued accounting & audit fee	31,853	5,750
Total accrued expenses	$545,438	$405,250

Note 8 – Due to Officers

The executive officers of the Company Tonghuai Wang, Shulan Wang and Yidian Dong from time to time, provide non-interest bearing advances to the Company for working capital. The company owes an amount of $299,609 and $81,500, as of October 31, 2011 and January 31, 2011, respectively, to the executive officers.

During the period ended January 31, 2011, a former officer agreed to convert the prior balance due to the officer of $16,000 to capital.  The amount has been recorded as additional paid in capital as of January 31, 2011.

Note 9– Convertible Notes Payable

The Company received loans from seven individuals prior to January 31, 2011. The loans are due five years from the date the funds were received. The loans are non-interest bearing and can be converted to stock at $1.00 per share at any time by the note holders.  The loans are all due between April and December 2015.  The balance due on these convertible notes was $455,000 as of October 31, 2011 and January 31, 2010, respectively.

Note 10 – Common Stock

The Company has 90,000,000 shares of $0.001 par value common stock authorized and 10,000,000 shares of $0.001 par value preferred stock authorized.

During the period ended January 31, 2011, a former officer of the company agreed to convert an amount owing to them of $16,000 to contributed capital.

On April 19, 2010, the Company effectuated a 8:1 stock split which has been presented retroactively in the statement of stockholders’ deficit and our weighted average shares outstanding calculation.

The Company has 17,200,000 shares of common stock and -0- shares of preferred stock issued and outstanding as of October 31, 2011.

Note 11 – Commitments and Contingencies

The Company signed two officer leases during the year ended October 31, 2010.  The corporate office lease requires rent of $2,500 per month beginning on February 1, 2010 and continuing through January 31, 2012.

The show room lease requires monthly rent of approximately $1,063 beginning on May 1, 2010 and continuing through October 31, 2011.

Neither lease required a security deposit.  Accrued rent on the office lease was $52,500 and $ 30,000 as of October 31, 2011 and January 31, 201.

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

The total amount accrued for the above contracts was $530,189 and $441,000 as of October 31, 2011 and January 31, 2010.

Note 12 – Liquidity and Going Concern

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

Note 13 – Income Taxes

As of October 31, 2011, the Company had net operating loss carry forwards of approximately $1,117,358 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur.

Note 14 – Loss Per Share

The Company presents loss per share on a basic and diluted basis. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed by dividing loss by the weighted average number of shares outstanding plus the dilutive effect of potential securities.

	For the three Months Ended		For the Nine Months Ended
	October 31		October 31
	2011	2011	2010	2010

Net loss	$(80,000)	$(240,325)	$(332,245)	$(519,888)

Weighted average common shares	17,200,000	17,200,000	17,200,000	17,200,000
(denominator for basic loss per share)

Effect of dilutive securities:	-	-	-	-

Weighted average common shares	17,200,000	17,200,000	17,200,000	17,200,000
(denominator for diluted loss per share)

Basic loss per share	$(0.00)	$(0.01)	$(0.02)	$(0.03)
Diluted loss per share	$(0.00)	$(0.01)	$(0.02)	$(0.03)

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

Market

As of October 31, 2011, we just launched the business of developing hydrogen and oxygen generating technologies and designing and selling hydrogen and oxygen generating equipments. Our business operations are mainly carried out by our wholly owned Chinese subsidiary Dalian Landmark Energy Technology Co, Ltd in China. Our products have large marker in China due to the facts that our products generate hydrogen which can be used a cleaner and more efficient source of energy for a variety of industrial and commercial uses. As an emerging market with massive manufacturing and construction industries, China has strong demands for cleaner and more efficient energy sources. As to our motor vehicle engine carbon cleaning products, they also have large market in China due to the fact that there are growing number of automobile vehicles produced and sold in China. Growing environmental concerns encourage the car inspectors and car users take measures to reduce the carbon accumulation in the engines of their vehicles.

Suppliers

As of October 31, 2011, we did not have our own manufacturing facility. Pursuant to the License and Manufacture Agreement,, Dalian Aquarius Energy Technology U.S.A..Co., Ltd (“Dalian Aquarius”), a limited liability company formed under the laws of the People’s Republic of China, manufactures the hydrogen and oxygen generating machines with the license right granted by us and sells the manufactured products to us at cost.  For the period ended October 31, 2011, Dalian Aquarius was our sole supplier.

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

Employee

As of October 31, 2011, we have 4 employees.

Manufacturing

As of October 31, 2011, we did not have our own manufacturing facility. Pursuant to the License and Manufacture Agreement,, Dalian Aquarius Energy Technology U.S.A..Co., Ltd (“Dalian Aquarius”), a limited liability company formed under the laws of the People’s Republic of China, manufactures the hydrogen and oxygen generating machines with the license right granted by us and sells the manufactured products to us at cost.

Intellectual Property

As of October 31, 2011, we owned two patents registered with the State Intellectual Property Office of the People’s Republic of China. The patent numbers are 200820218700.8 and 200820218701.2. One patent is regarding the technologies for hydrogen and oxygen generating devices and the other one is regarding the technologies for solar energy emergency sensory LED lighting devices.

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

Results of Operations for the Three and Nine months Ended October 31, 2011 and 2010

	For the Three Months		For the Nine Months
	Ended October 31,		Ended October 31,
	2011	2010	2011	2010

Sales	$97,706	$-	$97,706	$-

Cost of sales	-	-	-	-

Gross profit	97,706	-	97,706	-

Total operating expenses	172,234	240,457	424,479	520,020

Loss from operations	(74,528)	(240,457)	(326,773)	(520,020)

Income Taxes	5,472	-	5,472	-

Net Income (Loss)	(80,000)	(240,325)	(332,245)	(519,888)

Comprehensive income(Loss)	(78,680)	(240,325)	(330,301)	(519,888)

Sales:

Our sales for the three months ended October 31, 2011 were $97,706, an increase of $97,706  from our sales of $0 for the three months ended October 31, 2010. Such increase was mainly due to carbon removal of the car.

 Our sales for the nine months ended October 31, 2011 were $97,706,  an increase of $97,706  from our sales of $0 for the nine months ended October 31, 2010. Such increase was mainly due to carbon removal of the car.

Gross Profit:

As a result of the foregoing, we generated an operating profit of $97,706  for three months ended October 31, 2011, and an operating profit of  -$74528 for nine months ended October 31, 2011.

Operating Expenses:

Operating expenses, including selling expenses, and general and administrative expenses, were $172,234 for the three months ended October 31, 2011 as compared to $240,457 for the three months ended October 31, 2010, a decrease of $68,223. The decrease of these major expenses was mainly due to decrease of the total salary.

Operating expenses, including selling expenses, and general and administrative expenses, were $424,479 for the nine months ended October 31, 2011 as compared to $520,020 for the nine months ended October 31, 2010, a decrease of $95,541. The decrease of these major expenses was mainly due to decrease of the total salary.

Income Taxes:

Our income tax was $5,472 for the three months ended October 31, 2011, comparing to $ 0 for the same quarter ended October 31, 2010, an increase of $5,472. Such increase is due to the fact that we started to generate revenues from our business operations in the three months ended October 31, 2011.

Our income tax was $5,472 for the nine months ended October 31, 2011, comparing to $ 0 for the same quarter ended October 31, 2010, an increase of $5,472. Such increase is due to the fact that we started to generate revenues from our business operations in the nine months ended October 31, 2011.

Net Loss:

Net Loss for the three months ended October 31, 2011 was $80,000, a decrease of $160,325 compared with $ 240,325of the three months ended October 31, 2010. This decrease in net loss was the result of the revenues that we have generated from our business operations in the three months ended October 31, 2011.

Net Loss for the nine months ended October 31, 2011 was $332,245, a decrease of $187,643 compared with $519,888of the nine months ended October 31, 2010. This decrease in net loss was the result of the revenues that we have generated from our business operations in the nine months ended October 31, 2011.

Comprehensive loss:

The comprehensive loss, which adds the currency adjustment to net loss, was $78,680 for the three months ended October 31, 2011 as compared with $240,325 for the three months ended October 31, 2010. The decrease of comprehensive income was mainly due to the fact that we started to generate revenues from our business operations in the three months ended October 31, 2011.

The comprehensive loss, which adds the currency adjustment to net loss, was $330,301 for the nine months ended October 31, 2011 as compared with $519,888 for the nine months ended October 31, 2010. The decrease of comprehensive income was mainly due to the fact that we started to generate revenues from our business operations in the nine months ended October 31, 2011.

Liquidity and Capital Resources

As of October 31, 2011, we had cash and cash equivalents of $6,441. Our current assets were $286,214 and our current liabilities were $922,547 as of October 31, 2011, which resulted in a current ratio of approximately 0.31 Total stock holders’ equity as of October 31, 2011 was -$1056414.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Nine Months Ended October 31,
	2011	2010

Cash flow from operating activities:	(210,171)	(217,233)

Cash flow from investing activities:	(6,565)	(204,075)

Cash flow from financing activities:	213,734	438,000

 Net cash used in operating activities was $210,171 for the nine months ended October 31, 2011, a decrease of $7,062 from $217,233 for the nine months ended October 31, 2010 primarily as a result of same operation.

Net cash used investing activities was $6,565for the nine months ended October 31, 2011, which was an decrease of $197,510 from net cash used in investing activities was $204,075 for the nine months ended October 31, 2010 primarily result of decrease loan to the others..

Net cash provided by financing activities amounted to $213,734 for the nine months ended October 31, 2011, compared to net cash provided by financing activities of $438,000 for the nine months ended October 31, 2010. The decrease of cash provided by financing activities was primarily results of decrease loan from borrowers.

Off Balance Sheet Arrangements

As of October 31, 2011, there were no off balance sheet arrangements.

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

Item 4T.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2011, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2011.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended October 31, 2011.

Item 5.     Other Information

None
The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Item 6.      Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Affiliate Stock Purchase Agreement (2)

10.2	Share / Ownership Transfer Agreement (3)

10.3	Agreement of Rescission (4)

10.4	Patent and Assets Transfer Agreement (3)

10.5	License and Manufacture Agreement (3)

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certificate of Chief Executive Officer

32.2	Section 906 Certificate of Chief Financial Officer

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

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
December 15, 2011