Form 10-KT
period 2011-01-31
LANDMARK ENERGY ENTERPRISE, INC.
filed 2012-02-03
CIK 1415936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KT

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD BETWEEN OCTOBER 31, 2010 AND JANUARY 31, 2011

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
Tel: 212-219-7783, Fax: 212-219-3604

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

As of January 31, 2011 and January 30, 2012, there are 17,200,000 shares of common stock, par value $ 0.001 issued and outstanding.

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

As of January 31, 2011, most of our future assets are expected to be in China, and  our revenue is expected to come from business in China. Therefore, our business and prospects will be tied to China’s economic, political and legal development.

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

ITEM 2. PROPERTIES

As of January 31, 2011, we leased an office space at 1404 E Joppa Road, Towson, MD 21286, the monthly rent for this office space is $ 2,500 . We also leased a show room located at 706 N. Crain Highway, Glen Burnie, MD, 21076 and the monthly rent for the show room is $ 1,062.75.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any legal proceedings that we believe will have a material adverse effect upon the conduct of our business or our financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to our stockholders during the year ended January 31, 2011.

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

Equity Compensation Plan Information

We do not have any equity compensation plan as of January 31, 2011

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

Critical Accounting Policies and Estimates

Change in Fiscal Year End

On October 20, 2011, Company changed its fiscal year end from October 31 to January 31.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  Company’s fiscal year end was October 31 through the fiscal year ended October 31, 2010 and on October 20, 2011, the Company has adopted a January 31 fiscal year end.

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

	For the Three Months
	Ended January 31,
	2011	2010
		(Unaudited)
Sales	$-	$-

Cost of sales	-	-
Gross profit	-	-
Operating expenses:
Selling expenses	-	-
General and administrative expenses	168,725	37,500
Total operating expenses	$168,725	$37,500
Loss from operations	(168,725)	(37,500)
Total other income	-	-
Provision for income taxes	-	-
Net loss, net of taxes	$(168,725)	$(37,500)

As of January 31, 2011, we have not generated revenues from our business operations.  Our expenses during the three months ended January 31, 2011 were $168,725, compared with $37,500 for the three months ended January 31, 2010.  The increase in expenses was due to payment for salaries, professional fees and rent. We recorded a net loss of $168,725 for the three months ended January 31, 2011, and $37,500 for the three months ended January 31, 2010.

We anticipate our operating expenses will increase as we undertake our business operations. The increase will be attributable to the further development of our new business and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

	January 31,	October 31,	October 31,
	2011	2010	2009
Assets
Total current assets	215,637	225,862	-
Total assets	$215,637	$225,862	-
Liabilities and stockholders’ deficit
Total current liabilities	486,750	363,250	16,000
Total liabilities	941,750	783,250	16,000
Total stockholders’ deficit	$(726,113)	$(557,388)	$(16,000)
Total liabilities and stockholders’ deficit	$215,637	$225,862	-

As of January 31, 2011, we had total current assets of $ 215,637, total assets of $215,637, total current liabilities of $ 486,750, and total liabilities of $941,750, as compared to the total current assets of $ 225,862, total assets of $225,862, total current liabilities of $ 363,250, and total liabilities of $ 783,250 as of October 31, 2010.

	For the Three Months
	Ended January 31,
	2011	2010
		(Unaudited)
Net cash used in operating activities:	(65,225)	(38,500)
Net cash used in investing activities:	(3,528)	-
Net cash provided by financing activities:	60,000	22,500
Net increase (decrease) in cash and cash equivalents	(8,753)	(16,000)
Cash and cash equivalents – beginning	16,692	-
Cash and cash equivalents – ending	$7,939	$(16,000)

Operating activities used $65,225 in cash for the three months ended January 31, 2011as compared to $38,500 used for the three months ended January 31, 2010. The increase is mainly due to the payment of salaries, professional fees and rent. Financing activities provided $ 60,000 for the three months ended January 31, 2011, as compared to the $ 22,500 for the three months ended January 31, 2010. Investing activities used $ 3,528 for the three months ended January 31, 2011 as compared to $0 used for the three months ended January 31, 2010.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

(a)  Dismissal of Silberstein Ungar, PLLC

On November 30, 2011 (the "Dismissal Date"), the Board of Directors of Landmark Energy Enterprise, Inc (the "Registrant") dismissed Silberstein Ungar, PLLC as its independent registered public accounting firm.

The reports of Silberstein Ungar, PLLC on the Company’s financial statements for the years ended October 31, 2010 and 2009 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. The reports did include an explanatory paragraph about the uncertainty of the Registrant's ability to continue as a going concern. During the Registrant's two most recent fiscal years and the subsequent interim periods through to the Dismissal Date, there were no disagreements (as defined in Item 304 of Regulation S-K) with Silberstein Ungar, PLLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Silberstein Ungar, PLLC, would have caused it to make reference in connection with any opinion to the subject matter of the disagreement. Further, during the Registrant's most recent fiscal year and the subsequent interim periods through to the Dismissal Date, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

(b) Engagement of Patrizio & Zhao, LLC

On November 30, 2011 (the "Engagement Date"), the Registrant's Board of Directors approved the appointment of Patrizio & Zhao, LLC, an independent registered public accounting firm which is registered with, and governed by the rules of, the Public Company Accounting Oversight Board, as the Registrant's independent registered public accounting firm. During the Registrant's two most recent fiscal years, the subsequent interim periods thereto, and through the Engagement Date, neither the Registrant nor anyone on its behalf consulted the Patrizio & Zhao, LLC regarding either (1) the application of accounting principles to a specified transaction regarding the Company, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements; or (2) any matter regarding the Company that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of January 31, 2011, the Company’s internal control over financial reporting was not effective because we mistakenly failed to include a management’s report on internal control over financial reporting in the Form 10-K for year ended October 31, 2010 and an effective internal control would have detected the omission of such material information.

The management has also determined that our internal control over financial reporting was subject to the material weaknesses of inadequate staffing and supervision within the accounting operations of our company: the relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

The Company’s management has identified the steps necessary to address the material weaknesses existing in the period ended January 31, 2011 described above, as follows:

1.     Hiring additional accounting and operations personnel and engaging outside contractors with technical accounting expertise, as needed, and reorganizing the accounting and finance department to ensure that accounting personnel with adequate experience, skills and knowledge relating to complex, non-routine transactions are directly involved in the review and accounting evaluation of our complex, non-routine transactions;

2.     Involving both internal accounting and operations personnel and outside contractors with technical accounting expertise, as needed, early in the evaluation of a complex, non-routine transaction to obtain additional guidance as to the application of generally accepted accounting principles to such a proposed transaction.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there have been no change in our internal control over financial reporting that occurred during the transition period ended January 31, 2011that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

OMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all cash compensation paid by us to our principal executive officer for the transition period ended January 31, 2011

Summary Compensation Table

Name	Principal Position	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Yidian Dong	Chief Executive Officer Chief Financial Officer	8,000 per month	—	—	—	8,000 per month
Di Zhang	Secretary	8,000 per month	—	—	—	8,000 per month

Stock-Based Compensation

During the transition period ended January 31, 2011, none of our officers or other employees have been granted stock options or stock appreciation rights, or paid any other stock-based compensation, by our company or any of our subsidiaries.

Director Compensation

During the transition period ended January 31, 2011, none of the members of the board of directors receive compensation from Company for serving as board directors.

Outstanding Equity Awards at Fiscal Year End

There has been no outstanding equity awards at transition period ended January 31, 2011.

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

(1) Calculated based on 17, 200,000 shares of common stock issued and outstanding as of January 31, 2011.

Securities Authorized for Issuance under Equity Compensation Plans

The Company had no equity compensation plans for the transition period ended January 31, 2011.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2009	$9,000	Silberstein Ungar, PLLC
2010	$9,250	Silberstein Ungar, PLLC

ITEM 15. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Affiliate Stock Purchase Agreement (2)

10.2	Share / Ownership Transfer Agreement (3)

10.3	Agreement of Rescission (4)

10.4	Patent and Assets Transfer Agreement (3)

10.5	License and Manufacture Agreement (3)

23.1	Consent Letter of Silberstein Ungar, PLLC

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certificate of Chief Executive Officer

32.2	Section 906 Certificate of Chief Financial Officer

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
Yidian Dong Chief Executive Officer Chief Financial Officer Director
February 2, 2012

LANDMARK ENERGY ENTERPRISE, INC
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

JANUARY 31, 2011 AND OCTOBER 31, 2010

Table of Contents

Financial Statements	Page
Report of Independent Registered Public Accounting Firm	23
Balance Sheets	26
Statements of Operations	27
Statements of Changes in Stockholders’ deficit	28
Statements of Cash Flows	29
Notes to Financial Statements	30

Patrizio & Zhao, LLC
Certified Public Accountants and Consultants	322 Route 46 West
Parsippany, NJ 07054
Member of	Tel: (973) 882-8810
Fax: (973) 882-0788
Alliance of worldwide accounting firms	www.pzcpa.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Landmark Energy Enterprise, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Landmark Energy Enterprise, Inc. (a Nevada corporation in the development stage) (the “Company”) as of January 31, 2011, and the related statements of operations, statements of changes in stockholders’ deficit, and cash flows for the three months ended January 31, 2011. Our responsibility is to express an opinion on these financial statements of the transition period between October 31, 2010 and January 31, 2011 based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Landmark Energy Enterprise, Inc. as of January 31, 2011, and the results of their operations and their cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has suffered recurring losses from operations and is in a working capital deficit position that raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Patrizio & Zhao, LLC

Parsippany, New Jersey
January 30, 2012

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
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.maddoxungar.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Reflex, Inc.
Timur Jawa Barat Jakarta, Indonesia

We have audited the accompanying balance sheet of Reflex, Inc. (a development stage company) as of October 31, 2009 and 2008 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended for the period from September 18, 2007 (date of inception) to October 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Maddox Ungar Silberstein, PLLC

Maddox Ungar Silberstein, PLLC
Bingham Farms, Michigan
December 5, 2009

LANDMARK ENERGY ENTERPRISE, INC (A Development Stage Company)

Balance Sheets

	January 31,	October 31,	October 31,
	2011	2010	2009
Assets
Current assets:
Cash and cash equivalents	$7,939	$16,692	$-
Prepaid expenses	-	5,000	-
Investment deposit		30,000	-
Loan to related party	30,000	-	-
Interest receivable	95	95	-
Notes receivable	177,603	174,075	-
Total current assets	215,637	225,862	-

Total assets	$215,637	$225,862	-

Liabilities and stockholders’ deficit
Current liabilities:
Accrued expenses	$405,250	$306,750	-
Due to officers	81,500	56,500	16,000
Total current liabilities	486,750	363,250	16,000

Convertible notes payable	455,000	420,000	-

Total liabilities	941,750	783,250	16,000

Commitments and contingencies

Stockholders’ deficit:
Common stock, $.001 par value, 90,000,000
shares authorized, 17,200,000 shares issued
and outstanding	17,200	17,200	2,150
Preferred stock, $.001 par value, 10,000,000
shares authorized, 0 shares issued and
outstanding	-	-	-
Additional paid-in capital	41,800	41,800	40,850
Deficit accumulated during the development stage	(785,113)	(616,388)	(59,000)
Accumulated other comprehensive income	-	-	-
Total stockholders’ deficit	$(726,113)	$(557,388)	$(16,000)

Total liabilities and stockholders’ deficit	$215,637	$225,862	-

The accompanying notes are an integral part of these financial statements

LANDMARK ENERGY ENTERPRISE, INC (A Development Stage Company)

Statements of Operations

						October 3, 2007,
	For the Three Months					(Inception)
	Ended January 31,		Year Ended October 31,			to January 31,
	2011	2010	2010	2009	2008	2011
		(Unaudited)
Sales	$-	$-	$-	$-	$-	$-

Cost of sales	-	-	-	-	-	-

Gross profit	-	-	-	-	-	-

Operating expenses:
Selling expenses	-	-	-	-	-	-
General and administrative expenses	168,725	37,500	557,520	10,000	45,000	785,245
Total operating expenses	$168,725	$37,500	$557,520	$10,000	$45,000	$785,245

Loss from operations	(168,725)	(37,500)	(557,520)	(10,000)	(45,000)	(785,245)

Other income:
Interest income	-	-	132	-	-	132
Total other income	-	-	132	-	-	132

Provision for income taxes	-	-	-	-	-	-

Net loss, net of taxes	$(168,725)	$(37,500)	$(557,388)	$(10,000)	$(45,000)	$(785,113)

Weighted average number of shares
Basic and diluted	17,200,000	17,200,000	17,200,000	17,200,000	2,150,000

Loss per share
Basic and diluted	$(0.01)	$(0.00)	$(0.03)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements

LANDMARK ENERGY ENTERPRISE, INC (A Development Stage Company)

Statements of Changes in Stockholders’ Deficit

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Developmental	Stockholders’
	Share	Amount	Capital	Stage	Deficit
Beginning Balance, Oct. 03, 2007 (Inception)	-	$-	$-	$-	$-
Issuance of Common Stock	17,200,000	2,150	40,850		43,000
Net Loss	-	-	-	(4,000)	(4,000)
Ending Balance, Amount at Oct. 31, 2007	17,200,000	2,150	40,850	(4,000)	39,000
Net Loss	-	-	-	(45,000)	(45,000)
Ending Balance, Amount at Oct. 31, 2008	17,200,000	2,150	40,850	(49,000)	(6,000)
Net Loss	-	-	-	(10,000)	(10,000)
Ending Balance, Amount at Oct. 31, 2009	17,200,000	2,150	40,850	(59,000)	(16,000)
Net Loss				(557,388)	(557,388)
Conversion of officer loan to contributed capital			16,000		16,000
Stock split 8:1	-	15,050	(15,050)	-	-
Ending Balance, Amount at Oct. 31, 2010	17,200,000	17,200	41,800	(616,388)	(557,388)
Net Loss for the three months ended Jan. 31, 2011	-	-	-	(168,725)	(168,725)
Ending Balance, Jan. 31, 2011	17,200,000	$17,200	$41,800	$(785,113)	$(726,113)

The accompanying notes are an integral part of these financial statements.

LANDMARK ENERGY ENTERPRISE, INC (A Development Stage Company)

Statements of Cash Flows

						October 3, 2007,
	For the Three Months					(Inception)
	Ended January 31,		Year Ended October 31,			to January 31,
	2011	2010	2010	2009	2008	2011
		(Unaudited)
Cash flows from operating activities:
Net loss	$(168,725)	$(37,500)	$(557,388)	$(10,000)	$(45,000)	$(785,113)

Changes in assets and liabilities:
Prepaid expenses	5,000	(1,000)	(5,000)	-	-
Interest receivable	-	-	(95)	-	-	(95)
Accrued expenses	98,500	-	306,750	(6,000)	-	405,250

Total adjustments	103,500	(1,000)	301,655	(6,000)	-	405,155

Net cash used in operating activities:	(65,225)	(38,500)	(255,733)	(16,000)	(45,000)	(379,958)

Cash flows from investing activities:
Loan to related party	(30,000)					(30,000)
Investment deposit	30,000	-	(30,000)	-	-	-
Notes receivable	(3,528)	-	(174,075)	-	-	(177,603)
Net cash used in investing activities:	(3,528)	-	(204,075)	-	-	(207,603)

Cash flows from financing activities:
Proceeds from convertible notes payable	35,000		420,000			455,000
Due to officers	25,000	22,500	56,500	16,000		97,500
Proceeds from sale of common stock	-	-	-	-	-	43,000
Net cash provided by financing activities:	60,000	22,500	476,500	16,000	-	595,500

Net increase (decrease) in cash and cash equivalents	(8,753)	(16,000)	16,692	-	(45,000)	7,939

Cash and cash equivalents – beginning	16,692	-	-	-	-	-

Cash and cash equivalents – ending	$7,939	$(16,000)	$16,692	$-	$(45,000)	$7,939

The accompanying notes are an integral part of these financial statements.

LANDMARK ENERGY ENTERPRISE, INC (A Development Stage Company)
Note 1 – Organization and Nature of Business

Landmark Energy Enterprise, Inc. (formerly Reflex, Inc.) (“Landmark” or “The Company”) was a development stage company incorporated in Nevada on October 4, 2007.  The Company engages in the research and development of hydrogen and oxygen generation technologies, designing, manufacturing and selling hydrogen and oxygen generating machines for industrial and commercial applications.

On September 15, 2010, the Company entered into a share/ownership transfer agreement to acquire 30% ownership of Dalian Aquarius Energy Technology U.S.A. Co., Ltd (“Dalian Aquarius”). However, the Share/Ownership Transfer Agreement was never been closed and the shares of Dalian Aquarius have never been transferred to the Company.

On December 6, 2010, the Company entered two share/ownership transfer agreements to acquire 100% ownership of Dalian Landmark Energy Technology Co, Ltd. (“Dalian Landmark”). The share/ownership transfers were completed and became effective in February, 2011. See Note 13.

On January 14, 2011, the Company prepared a rescission agreement and sent it to all parties to the share/ownership transfer agreement. Upon the execution of such rescission agreement, the share/ownership transfer agreement will be officially terminated and rescinded.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United Stated of America (“US GAAP”).

In preparing the accompanying financial statements, the Company evaluated the period from January 31, 2011 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. See Note 13.

Note 3– Loan to Related Party

As part of the share/ownership transfer agreement to purchase a 30% interest in Dalian Aquarius, the company paid a deposit of $30,000. The amount was refunded when the agreement was terminated and rescinded.  The Company then loaned the money to a related party, Dalian Landmark. The loan is unsecured, non-interest bearing and is due on demand.

Note 4– Notes Receivable

On October 12, 2010, Landmark loaned $174,075 to Dalian Aquarius with whom the Company entered into a share/ownership transfer agreement. The loan is unsecured, bears 1% interest and is due on demand.

On December 15, 2010, Landmark loaned $3,528 to a third party entity. The loan is unsecured, non-interest bearing and is due on demand.

Note 5– Accrued Expenses

Accrued expenses as of January 31, 2011 and October 31, 2010 consisted of the following:

	January 31, 2011	October 31, 2010

Accrued wages	$377,000	$279,500
Accrued rent	22,500	22,500
Accrued accounting & audit fee	5,750	4,750
Total accrued expenses	$405,250	$306,750

Note 6 – Due to Officers

The executive officer of the Company Di Zhang from time to time, provides non-interest bearing advances to the Company for working capital. The Company owes to the executive officer an amount of $81,500, and $56,500 as of January 31, 2011 and October 31, 2010, respectively.

During the period ended October 31, 2010, a former officer of the company agreed to convert an amount owing to them of $16,000 to contributed capital. The amount has been recorded as additional paid in capital as of October 31, 2010.

Note 7– Convertible Notes Payable

The Company received loans from seven individuals prior to January 31, 2011. The loans are due in five years from the date the funds were received. The loans are non-interest bearing and can be converted to stock at $1.00 per share at any time by the note holders.  The loans are due between April and December 2015.  The balance due on these convertible notes was $455,000 and $420,000 as of January 31, 2011 and October 31, 2010, respectively.

Note 8 – Common Stock

The Company has 90,000,000 shares of $0.001 par value authorized common stock and 10,000,000 shares of $0.001 par value authorized preferred stock.

During the period ended October 31, 2010, a former officer of the company agreed to convert an amount owing to them of $16,000 to contributed capital.

On April 19, 2010, the Company effectuated a 8:1 stock split which has been presented retroactively in the statement of stockholders’ deficit and in the calculation of weighted average shares outstanding.

The Company has 17,200,000 shares of common stock and -0- shares of preferred stock issued and outstanding as of January 31, 2011.

Note 9 – Commitments and Contingencies

The Company signed two office leases during the year ended January 31, 2011. The corporate office lease requires rent of $2,500 per month beginning on February 1, 2010 and continuing through January 31, 2012.

The show room lease requires monthly rent of approximately $1,063 beginning on May 1, 2010 and continuing through October 31, 2011.  Neither lease required a security deposit.  Accrued rent on the office lease was $22,500 as of January 31, 2011 and October 31, 2010.

The Company also entered into three renewable employment agreements on January 1, 2010.  The agreements call for total monthly wages of $28,000 beginning on February 1, 2010.  All three agreements continue through October 31, 2011. The minimum annual wages due on these agreements for the year ended October 31, 2011 is $336,000.

Additionally, on April 12, 2010, the company signed an agreement with another employee for a term of six months.  The contract required monthly wages of $20,000.

The total amount accrued for the above contracts was $ 377,000 and $ 279,500 as of January 31, 2011 and October 31, 2010.

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

Note 10 – Liquidity and Going Concern (continued)

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

Note 11 – Loss Per Share

The Company presents loss per share on a basic and diluted basis. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed by dividing loss by the weighted average number of shares outstanding plus the dilutive effect of potential securities.

	For the three Months Ended		For the Year Ended
	January 31		October 31
	2011	2010	2010	2009	2008

Net loss	$(168,725)	$(37,500)	$(557,388)	$(10,000)	$(45,000)

Weighted average common shares	17,200,000	17,200,000	17,200,000	17,200,000	17,200,000
(denominator for basic loss per share)

Effect of dilutive securities:	-	-	-	-	-

Weighted average common shares	17,200,000	17,200,000	17,200,000	17,200,000	17,200,000
(denominator for diluted loss per share)

Basic loss per share	$(0.01)	$(0.00)	$(0.03)	$(0.00)	$(0.00)
Diluted loss per share	$(0.01)	$(0.00)	$(0.03)	$(0.00)	$(0.00)

Note 12 – Income Taxes

As the Company is a U.S. holding company, it has not recorded any income for the three months ended January 31, 2011 and 2010.  Therefore, no provision was made for U.S. income taxes.

Note 13 – Subsequent Event

In February, 2011, the Company successfully acquired 100% ownership of Dalian Landmark.

On October 20, 2011 the company adopted a resolution to change the Company's fiscal year end from October 31 to January 31.