Form 10-Q/A
period 2011-01-31
LANDMARK ENERGY ENTERPRISE, INC.
filed 2012-02-07
CIK 1415936

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

Our financial statements included in this Form 10-Q/A are as follows:
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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.  We mistakenly failed to include a management’s report on internal control over financial reporting in the Form 10-K for year ended October 31, 2010 and an effective disclosure control would have detected the omission of such material information. Based upon this omission, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2011, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
February 6, 2012