Form 10-Q/A
period 2011-07-31
LANDMARK ENERGY ENTERPRISE, INC.
filed 2012-02-10
CIK 1415936

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

4439562392
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    [X] Yes    [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [X] Yes    [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

Item 4T.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. We mistakenly failed to include a management’s report on internal control over financial reporting in the Form 10-K for year ended October 31, 2010 and an effective disclosure control would have detected the omission of such material information.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2011, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.     Other Information

None
The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Item 6.      Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Affiliate Stock Purchase Agreement (2)

10.2	Share / Ownership Transfer Agreement (3)

10.3	Agreement of Rescission (4)

10.4	Patent and Assets Transfer Agreement (3)

10.5	License and Manufacture Agreement (3)

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certificate of Chief Executive Officer

32.2	Section 906 Certificate of Chief Financial Officer

101	Interactive data files pursuant to Rule 405 of Regulation S-T. (5)

(1) Incorporated by reference to the Form SB-2 registration statement filed on November 28, 2007.

(2) Incorporated by reference to the Report on Form 8-K as filed on December 11, 2009.

(3) Incorporated by reference to the Report on Form 8-K as filed on September 23, 2010.

(4) Incorporated by reference to the Report on Form 8-K as filed on February 7, 2011.

(5) Previously provided with Form 10-Q/A filed on Ocotber 13, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Landmark Energy Enterprise Inc

By:	/s/Yidian Dong
Yidian Dong Chief Executive Officer Chief Financial Officer Director
February 10, 2012