Form 10-K/A
period 2010-10-31
LANDMARK ENERGY ENTERPRISE, INC.
filed 2012-02-14
CIK 1415936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

The Company received loans from seven individuals during the year ended October 31, 2010. The loans are due five years from the date the funds were received. The loans are non-interest bearing and can be converted to stock at $1.00 per share at any time by the note holders.  The loans are all due between April and July 2015.  The balance due on these convertible notes was $420,000 as of October 31, 2010.  None of the seven individuals who loaned us the $ 420,000 is a related person, as defined in ASC 850-10-50.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.   The evaluation failed to disclose that management mistakenly failed to include management’s annual report on internal control over financial reporting. Based upon this omission, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2010, our disclosure controls and procedures were not effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of October 31, 2010, the Company’s internal control over financial reporting was not effective because we mistakenly failed to include a management’s report on internal control over financial reporting in the Form 10-K for year ended October 31, 2010 and an effective internal control would have detected the omission of such material information.

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

The Company’s management has identified the steps necessary to address the material weaknesses existing in year ended October 31, 2010 described above, as follows:

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
February 14, 2012

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