Form 10-Q/A
period 2011-10-31
LANDMARK ENERGY ENTERPRISE, INC.
filed 2012-02-15
CIK 1415936

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
CONSOLIATED BALANCE SHEETS (UNAUDITED)
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

Item 4T.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.   We mistakenly failed to include a management’s report on internal control over financial reporting in the Form 10-K for year ended October 31, 2010 and an effective disclosure control would have detected the omission of such material information.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2011, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(5) Previously provided with Form 10-Q filed on December 16, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Landmark Energy Enterprise Inc

By:	/s/Yidian Dong
Yidian Dong Chief Executive Officer Chief Financial Officer Director
February 15, 2012