Form 10-K
period 2012-01-31
LANDMARK ENERGY ENTERPRISE, INC.
filed 2012-05-15
CIK 1415936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE ANNUAL PERIOD ENDED JANUARY 31, 2012

Commission file number: 333-147685

Landmark Energy Enterprise Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1404 E Joppa Road, Towson, MD 21286
(Address of principal executive offices)

Phone: 443-956-2392
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐  NO ☒

The aggregate market value of the voting and non-voting stock (9,125,000 shares of common stock) held by non-affiliates of the registrant, as of May 12, 2012, was approximately $ 25,641,250, computed by reference to the last reported sale price of $ 2.81per share on April 21, 2011.  All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 17,200,000  Shares of Common Stock, as of January 31, 2012 and May 12, 2012.

TABLE OF CONTENTS

PART I	Page

Item 1. Business.
Item 1A. Risk Factors.
Item 2. Properties.
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.

PART II

Item 5. Market for Common Equity, Related Shareholder Matters and Small Business Issuer Purchases of Equity Securities.
Item 6. Selected Financial Data.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Item 8. Financial Statements and Supplementary Data.
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
Item 9A. Controls and Procedures.
Item 9B. Other Information.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
Item 13. Certain Relationships and Related Transactions, Director Independence.
Item 14. Principal Accountant Fees and Services.
Item 15. Exhibits, Financial Statement Schedules.
Annex: Financial Statements

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

On July 26, 2010, we formed a wholly owned subsidiary company, Dalian Landmark Energy Technology Co, Ltd (“Dalian Landmark”), in Dalian, the People’s Republic of China. We completed all the necessary governmental registration of the Dalian Landmark on February 20, 2011.

On September 15, 2010, we, along with Dalian Landmark, entered a Share/Ownership Transfer Agreement with Te Hung Chou and Dalian Aquarius Energy Technology U.S.A..Co., Ltd (“Dalian Aquarius”), a limited liability company formed under the laws of the People’s Republic of China. The actual transfer of the Dalian Ownership described above has not been carried out and none of the parties to the Share/Ownership Transfer Agreement has performed its obligations. On January 14, 2011, we, along with Dalian Landmark entered an Agreement of Rescission (“Rescission Agreement”) with Te Hung Chou and Dalian Aquarius to rescind the Share/Ownership Transfer Agreement we entered on September 15, 2010. Under the Rescission Agreement, all parties to the Share/Ownership Transfer Agreement rescind, ab initio all of the transactions contemplated by the Share/Ownership Transfer Agreement and all parties agree that all of documents and instruments relating to the Share/Ownership Transfer Agreement dated September 15, 2010, including any and all promissory notes or similar instruments issued by Dalian Landmark to pay Te Hung Chou were terminated, rescinded and rendered null and void, ab initio.

On September 15, 2010, Dalian Landmark entered a Patent and Assets Transfer Agreement with Dalian Aquarius that has developed one or more patents for the generation of hydrogen through proprietary designed machines (“Machines”) and owns certain assets related to Machines. Under the Patent and Assets Transfer Agreement, Dalian Aquarius transferred and assigned to Dalian Landmark the said patents (“Patents”) and assets (“Assets”) related to the Machines. In exchange for the Patents and Assets, Dalian Landmark  shall execute and deliver to  Dalian Aquarius a Promissory Note, to pay US $ 2,780,000.00 (or RMB 18,848,400.00 Yuan)  (“Transfer Price”) to Dalian Aquarius. At the option of Dalian Aquarius and its assigns or successors and subject to our consent, the said Promissory Note may be converted into 1,000,000 shares of common stock of Landmark Energy Enterprise Inc. As a result of the Patent and Assets Transfer Agreement, Dalian Landmark owns all right, title and interest in and to the patent rights and the related documents and material (“Patent Rights”) for the generation of hydrogen through Machines.

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

Market

As of January 31, 2012, we just launched the business of developing hydrogen and oxygen generating technologies and designing and selling hydrogen and oxygen generating equipments. Our business operations will be mainly carried out by our wholly owned Chinese subsidiary Dalian Landmark Energy Technology Co, Ltd in China. Our products have large market in China due to the facts that our products generate hydrogen which can be used a cleaner and more efficient source of energy for a variety of industrial and commercial uses. As an emerging market with massive manufacturing and construction industries, China has strong demands for cleaner and more efficient energy sources. As to our motor vehicle engine carbon cleaning products, they also have large market in China due to the fact that there are a growing number of automobile vehicles produced and sold in China. Growing environmental concerns encourage the car inspectors and car users take measures to reduce the carbon accumulation in the engines of their vehicles.

Suppliers

Pursuant to the License and Manufacture Agreement,, Dalian Aquarius Energy Technology U.S.A..Co., Ltd (“Dalian Aquarius”), a limited liability company formed under the laws of the People’s Republic of China, manufactures the hydrogen and oxygen generating machines with the license right granted by us and sells the manufactured products to us at cost.  For the year ended January 31, 2012, Dalian Aquarius was our sole supplier.

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

Employee

As of January 31, 2012, we have 25 employees.

Manufacturing

As of January 31, 2012, we have our own manufacturing facility.

Intellectual Property

As of January 31, 2012, we owned two patents registered with the State Intellectual Property Office of the People’s Republic of China. The patent numbers are 200820218700.8 and 200820218701.2. One patent is regarding the technologies for hydrogen and oxygen generating devices and the other one is regarding the technologies for solar energy emergency sensory LED lighting devices.

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

As of January 31, 2012, most of our future assets are expected to be in China, and  our revenue is expected to come from business in China. Therefore, our business and prospects will be tied to China’s economic, political and legal development.

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

ITEM 2. PROPERTIES

As of January 31, 2012, we leased an office space at 1404 E Joppa Road, Towson, MD 21286, the monthly rent for this office space is $ 2,500 . We also leased a show room located at 706 N. Crain Highway, Glen Burnie, MD, 21076 and the monthly rent for the show room is $ 1,062.75.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any legal proceedings that we believe will have a material adverse effect upon the conduct of our business or our financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to our stockholders during the year ended January 31, 2012.

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

Dividend Policy

We did not pay any cash dividends on our common stock in the year ended January 31, 2012. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business.

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

Equity Compensation Plan Information

We do not have any equity compensation plan as of January 31, 2012

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

On September 15, 2010, we, along with Dalian Landmark, entered a Share/Ownership Transfer Agreement with Te Hung Chou and Dalian Aquarius Energy Technology U.S.A..Co., Ltd (“Dalian Aquarius”), a limited liability company formed under the laws of the People’s Republic of China. The actual transfer of the Dalian Ownership described above has not been carried out and none of the parties to the Share/Ownership Transfer Agreement has performed its obligations. On January 14, 2011, we, along with Dalian Landmark entered an Agreement of Rescission (“Rescission Agreement”) with Te Hung Chou and Dalian Aquarius to rescind the Share/Ownership Transfer Agreement we entered on September 15, 2010.

On September 15, 2010, Dalian Landmark entered a Patent and Assets Transfer Agreement with Dalian Aquarius that has developed one or more patents for the generation of hydrogen through proprietary designed machines (“Machines”) and owns certain assets related to Machines. Under the Patent and Assets Transfer Agreement, Dalian Aquarius transferred and assigned to Dalian Landmark the said patents (“Patents”) and assets (“Assets”) related to the Machines. In exchange for the Patents and Assets, Dalian Landmark  shall execute and deliver to  Dalian Aquarius a Promissory Note, to pay US $ 2,780,000.00 (or RMB 18,848,400.00 Yuan)  (“Transfer Price”) to Dalian Aquarius. At the option of Dalian Aquarius and its assigns or successors and subject to our consent, the said Promissory Note may be converted into 1,000,000 shares of common stock of Landmark Energy Enterprise Inc. As a result of the Patent and Assets Transfer Agreement, Dalian Landmark owns all right, title and interest in and to the patent rights and the related documents and material (“Patent Rights”) for the generation of hydrogen through Machines.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of January 31, 2012.

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

Results of Operations

Summary of Statement of Operations

	For the Year ended January 31,	For the Year ended January 31,
	2012	2011

Sales	$ 212,233	$ -

Gross profit	104,833	-

Operating expenses	617,311	688,745

Total other income	2,176	132

Net loss	(510,302)	(688,613)

Sales:

Our sales for the year ended January 31, 2012 were $ 212,233, an increase of $ 212,233 from our sales of $0 for the year ended January 31, 2011. Such increase was mainly due to our carbon removal service for the cars.

Gross Profit:

As a result of the foregoing, we generated a gross profit of $104,833 for year ended January 31, 2012.

Operating Expenses:

Operating expenses, including selling expenses, and general and administrative expenses, were $ 617,311 for the year ended January 31, 2012, slightly decreased as compared to $ 688,745 for the year ended January 31, 2011. The decrease of these major expenses was mainly due to decrease of the total salary.

Net Loss:

Net Loss for the year ended January 31, 2012 was $510,302, a decrease of $178,311 compared with $ 688,613 of the year ended January 31, 2011. This decrease in net loss was the result of the revenues that we have generated from our business operations in the year ended January 31, 2012.

Summary of Balance Sheets

	January 31,	January 31,
	2012	2011
Assets
Total current assets	238,353	215,637

Property and equipment, net	33,026	-

Total assets	$ 271,379	$ 215,637

Total current liabilities	1,027,169	486,750

Convertible notes payable to stockholders	480,000	455,000

Total liabilities	1,507,169	941,750

Total stockholders’ deficit	(1,235,790)	(726,113)

Total liabilities and stockholders’ deficit	$ 271,379	$ 215,637

As of January 31, 2012, we had cash and cash equivalents of $ 19,466. Our current assets were $ 238,353 and our current liabilities were $1,027,169 as of January 31, 2012.

We received loans from seven stockholders until January 31, 2012. The loans are due five years from the date the funds were received. The loans are non-interest bearing and can be converted to stock at $1.00 per share at any time by the note holders.  The loans are all due between April and December 2015.  The balance due on these convertible notes was $480,000 and $455,000 as of January 31, 2012 and January 31, 2011, respectively.

Total stock holders’ deficit as of January 31, 2012 was $ 1,235,790.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the years Ended January 31,
	2012	2011

Net cash used in operating activities	(180,969)	(282,458)

Net cash used in investing activities	(8,265)	(207,603)

Net cash provided by financing activities	199,248	498,000

Cash and cash equivalents – beginning	7,939	-
Cash and cash equivalents – ending	$ 19,466	$ 7,939

 Net cash used in operating activities was $180,969 for the year ended January 31, 2012, a decrease of $101,489 from $ 282,458for the year ended January 31, 2011 primarily as a result of the decrease in net loss.

Net cash used investing activities was $ 8,265 for the year ended January 31, 2012, which was an decrease of $199,338 from net cash used in investing activities was $207,603 for the year ended January 31, 2011 primarily result of decrease loan to the others..

Net cash provided by financing activities amounted to $199,248 for the year ended January 31, 2012, compared to net cash provided by financing activities of $498,000 for the year ended January 31, 2011. The decrease of cash provided by financing activities was primarily results of decrease loan from borrowers.

Off  Balance Sheet Arrangements

As of January 31, 2012, there were no off balance sheet arrangements.

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

See the financial statements annexed to this annual report immediately after the signature page.

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of January 31, 2012, the Company’s internal control over financial reporting was not effective because we mistakenly failed to include a management’s report on internal control over financial reporting in the Form 10-K for year ended October 31, 2010 and an effective internal control would have detected the omission of such material information.

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

The Company’s management has identified the steps necessary to address the material weaknesses existing in the year ended January 31, 2012 described above, as follows:

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2012.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.   We mistakenly failed to include a management’s report on internal control over financial reporting in the Form 10-K for year ended October 31, 2010 and an effective disclosure control would have detected the omission of such material information.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2012, our disclosure controls and procedures were not effective.

Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there have been no change in our internal control over financial reporting that occurred during the year ended January 31, 2012 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Below are the names and certain information regarding our current executive officers and directors:

Name	Age	Current Position	Held Position Since
Nai Sung Chou	78	Director	As Director from December 09, 2009 to present as Chief Executive Officer from December 09, 2009 to November 16, 2010 As President of the Board till February 16, 2012
Yidian Dong	60	Chief Executive Officer, Director, Treasurer of the Board

December 09, 2009 to present

As Chairman of the Board from March 29, 2012 to Present

As Chief Financial Officer from December 09, 2009 to March 29, 2012)

As Chief Executive Officer from November 16, 2010 to present

Di Zhang	40	Secretary, Director	December 09, 2009 to present
Zeming Su	33	Chief Financial Officer, Director	As Director from December 09, 2009 to present As Chief Financial Officer from March 29, 2012 to Present
Te Hung Chou	40	Director (no longer the Director of the Company)	December 09, 2009 to March 29, 2012
David Chung	76	Director (no longer the Director of the Company)	December 09, 2009 to March 29, 2012
Tonghuai Wang	50	Director	December 09, 2009 to present
Sue Zhao	40	Director	March 29, 2012 to Present
Pik Hang Lew	55	Director	March 29, 2012 to Present

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

Pik Hang Lew graduated from Brooklyn College Designer School. He is experienced and specialized in designing jewelry, repair, and customer relations. From 1984 to 1985, he was sample maker for Salame. From 1985 to 1986, he was Sample maker for Salame. From 1987 to present, he was Manager of P.H Lee Jewelry.

Sue Zhao earned a Bachelor of Applied Science in Industrial Engineering in Information System from University of Toronto, Toronto, Canada. From July 1997 to May 1999, Sue Zhao worked as a Technical System Analyst for RBC Capital Market Financial Engineering. From May 1999 to January 2002, Sue Zhao was Application Developer for Goldman Sachs Group Private Wealth Management. From May 2003 to August 2006, Sue Zhao was Senior Programmer Analyst for Global Fixed Income Technology, Citigroup FX Front Office – FX Analytics & Smith Barney Asset Management. From August 2006 to September 2010, Sue Zhao was Senior Programmer Analyst for Barclay Capitals / Lehman Brothers Foreign Exchange Options Trading Technology. From October 2010 to present, Sue Zhao works in Metlife.

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

To the Company's knowledge, based solely on a review of the copies of the reports furnished to the Company, our directors Di Zhang, Te Hung Chou, Sue Zhao, Pik Hang Lew and Zemin Su did not file Form 3s when they acquired shares of Company. Di Zhang, David Chung and Nai Sung Chou did not file Form 4s to report the change of their percentage of ownership.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all cash compensation paid by us to our principal executive officer for the year ended January 31, 2012

Summary Compensation Table

Name	Principal Position	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Yidian Dong	Chief Executive Officer	8,000 per month	—	—	—	8,000 per month
Di Zhang	Secretary	8,000 per month	—	—	—	8,000 per month

Stock-Based Compensation

During the year ended January 31, 2012, none of our officers or other employees have been granted stock options or stock appreciation rights, or paid any other stock-based compensation, by our company or any of our subsidiaries.

Director Compensation

During the year ended January 31, 2012, none of the members of the board of directors receive compensation from Company for serving as board directors.

Outstanding Equity Awards at Fiscal Year End

There has been no outstanding equity awards at transition period ended January 31, 2012

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER

The following table sets forth certain information, as of January 31, 2012 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name and Address of Beneficial Owner	Number of Common Stock Beneficially Owned	Percentage Of Common Stock Outstanding (1)

Executive Officers and Directors
Nai Sung Chou 7700 Ridge Rd, Hanover, MD 21076	1,438,000	8.36%
Yidian Dong 2222 Estridge Rd. Timonium, MD 21093	4,032,000	23.44%
Di Zhang 107 Edgerton Rd. Towson, MD 21286	1,050,000	6.10%
Te Hung Chou (Former Director) 7700 Ridge Rd, Hanover, MD 21076	480,000	2.79%
Zemin Su 125 Clemson Ct. State College, PA 16803	480,000	2.79%
David Chung (Former Director) 133 Wooton Oaks Ct. Rockville, MD 20852	215,000	1.25%
Sue Zhao 187 Warren St. #408 Jersey City, NJ 07302	70,000	0.41%
Pik Hang Lew 15005 Damson Ter North Potomac, MD 20878	310,000	1.80%

Total	8,075,000	46.95%

(1) Calculated based on 17, 200,000 shares of common stock issued and outstanding as of January 31, 2012.

Name and Address of Beneficial Owner	Number of Common Stock Beneficially Owned	Percentage Of Common Stock Outstanding (1)

5% or More Stockholders
Nai Sung Chou 7700 Ridge Rd, Hanover, MD 21076	1,438,000	8.36%
Yidian Dong 2222 Estridge Rd. Timonium, MD 21093	4,032,000	23.44%
Di Zhang 107 Edgerton Rd. Towson, MD 21286	1,050,000	6.10%
Xiu Lin 2222 Estridge Rd. Timonium, MD 21093	963,160	5.60%
Hekong Ni 338 Oak Manor Dr. Glen Bumie, MD 21061	1,112,160	6.47%

Total	8,595,320	49.97%

(1) Calculated based on 17, 200,000 shares of common stock issued and outstanding as of January 31, 2012.

Securities Authorized for Issuance under Equity Compensation Plans

The Company had no equity compensation plans for the year ended January 31, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

On September 15, 2010, Dalian Landmark entered a Patent and Assets Transfer Agreement with Dalian Aquarius that has developed one or more patents for the generation of hydrogen through proprietary designed machines (“Machines”) and owns certain assets related to Machines. Under the Patent and Assets Transfer Agreement, Dalian Aquarius transferred and assigned to Dalian Landmark the said patents (“Patents”) and assets (“Assets”) related to the Machines. In exchange for the Patents and Assets, Dalian Landmark  shall execute and deliver to  Dalian Aquarius a Promissory Note, to pay US $ 2,780,000.00 (or RMB 18,848,400.00 Yuan)  (“Transfer Price”) to Dalian Aquarius. At the option of Dalian Aquarius and its assigns or successors and subject to our consent, the said Promissory Note may be converted into 1,000,000 shares of common stock of Landmark Energy Enterprise Inc. As a result of the Patent and Assets Transfer Agreement, Dalian Landmark owns all right, title and interest in and to the patent rights and the related documents and material (“Patent Rights”) for the generation of hydrogen through Machines.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

Year Ended January 31, 2011	$9,250	Silberstein Ungar, PLLC
Year Ended January 31, 2012	$9,250	Silberstein Ungar, PLLC
Year Ended January 31, 2012	$15,000	Patrizio & Zhao, LLC

ITEM 15. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Affiliate Stock Purchase Agreement (2)

10.2	Share / Ownership Transfer Agreement (3)

10.3	Agreement of Rescission (4)

10.4	Patent and Assets Transfer Agreement (3)

10.5	License and Manufacture Agreement (3)

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certificate of Chief Executive Officer

32.2	Section 906 Certificate of Chief Financial Officer

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
Yidian Dong Chief Executive Officer Director, Chairman of the Board
May 15, 2012

ANNEX

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

LANDMARK ENERGY ENTERPRISE, INC

CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2012 AND 2011

LANDMARK ENERGY ENTERPRISE, INC

Consolidated Financial Statements

January 31, 2012 and 2011

Table of Contents

Page

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

1

Consolidated Balance Sheets

2

Consolidated Statements of Operations and Comprehensive Loss

3

Consolidated Statements of Changes in Stockholders’ deficit

4

Consolidated Statements of Cash Flows

5

Notes to Consolidated Financial Statements

6

Patrizio & Zhao, LLC

Certified Public Accountants and Consultants

322 Route 46 West

Parsippany, NJ 07054

Member of

Tel:  (973) 882-8810

Fax: (973) 882-0788

Alliance of worldwide accounting firms

www.pzcpa.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Landmark Energy Enterprise, Inc.

We have audited the accompanying consolidated balance sheets of Landmark Energy Enterprise, Inc. (the “Company”) as of January 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Landmark Energy Enterprise, Inc. as of January 31, 2012 and 2011, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company does not have sufficient revenues to support its cost of operations, and there are no guarantees that the Company will be able to secure financing until a new source of revenue can be established. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Patrizio & Zhao, LLC

Parsippany, New Jersey

May 15, 2012

LANDMARK ENERGY ENTERPRISE, INC

Consolidated Balance Sheets

	January 31,	January 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$ 19,466	$ 7,939
Inventory	18,032	-
Loan to related party	-	30,000
Notes receivable	177,603	177,603
Prepaid VAT tax	14,766	-
Other current assets	8,486	95
Total current assets	238,353	215,637

Property and equipment, net	33,026	-

Total assets	$ 271,379	$ 215,637

Liabilities and stockholders’ deficit
Current liabilities:
Accrued expenses	$ 745,597	$ 405,250
Due to officers	257,707	81,500
Advance from customer	23,865	-
Total current liabilities	1,027,169	486,750

Convertible notes payable to stockholders	480,000	455,000

Total liabilities	1,507,169	941,750

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock, $.001 par value, 10,000,000
shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 90,000,000 shares
authorized, 17,200,000 shares issued and outstanding	17,200	17,200
Additional paid-in capital	41,800	41,800
Retained deficit	(1,295,415)	(785,113)
Accumulated other comprehensive income	625	-
Total stockholders’ deficit	(1,235,790)	(726,113)

Total liabilities and stockholders’ deficit	$ 271,379	$ 215,637

The accompanying notes are an integral part of these consolidated financial statements.

LANDMARK ENERGY ENTERPRISE, INC

Consolidated Statements of Operations and comprehensive loss

	January 31,	January 31,
	2012	2011

Sales	$ 212,233	$ -

Cost of sales	107,400	-

Gross profit	104,833	-

Operating expenses:
Selling expenses	17,164	-
General and administrative expenses	600,147	688,745
Total operating expenses	617,311	688,745

Loss from operations	(512,478)	(688,745)

Other income
Interest income	2,176	132
Total other income	2,176	132

Loss before provision for income taxes	(510,302)	(688,613)

Provision for income taxes	-	-

Net loss	(510,302)	(688,613)

Other comprehensive income
Foreign currency translation adjustment	625	-

Comprehensive loss	$ (509,677)	$ (688,613)

Weighted average number of common shares outstanding
Basic and diluted	17,200,000	17,200,000

Loss per common share
Basic	$ (0.03)	$ ($0.04)
Diluted	$ (0.03)	$ ($0.04)

The accompanying notes are an integral part of these consolidated financial statements.

LANDMARK ENERGY ENTERPRISE, INC

Consolidated Statements of Changes in Stockholders’ Deficit

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Par Valve	Shares	Par Valve	Capital	deficit	Income	Deficit

Beginning Balance at February 1, 2010	-	-	2,150,000	$ 2,150	$ 56,850	$ (96,500)	$ -	$ (37,500)

Net Loss	-	-	-	-	-	(688,613)	-	(688,613)

Stock split 8:1	-	-	15,050,000	15,050	(15,050)	-	-	-

Ending Balance at January 31, 2011	-	-	17,200,000	17,200	41,800	(785,113)	-	(726,113)

Net Loss	-	-	-	-	-	(510,302)	-	(510,302)

Other comprehensive income:	-	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	625	625

Comprehensive loss	-	-	-	-	-	-	-	(509,677)

Ending Balance at January 31, 2012	-	-	17,200,000	$ 17,200	$ 41,800	$(1,295,415)	$ 625	$(1,235,790)

The accompanying notes are an integral part of these consolidated financial statements.

LANDMARK ENERGY ENTERPRISE, INC

Consolidated Statements of Cash Flows

	For the Years Ended January 31,
	2012	2011
Cash flows from operating activities:
Net loss	$ (510,302)	$ (688,613)
Adjustments to reconcile net loss to
Net cash used in operating activities:
Depreciation	5,976	-
Changes in current assets and current liabilities:
Inventory	(17,630)	-
Prepaid VAT tax	(14,436)	-
Other current assets	(8,252)	905
Accrued expenses	340,342	405,250
Advance from customer	23,333	-
Total adjustments	329,333	406,155

Net cash used in operating activities	(180,969)	(282,458)

Cash flows from investing activities:
Acquisition of property and equipment	(38,265)	-
Loan to related party	30,000	-
Investment deposit	-	(30,000)
Note receivable	-	(177,603)
Net cash used in investing activities	(8,265)	(207,603)

Cash flows from financing activities:
Proceeds from convertible notes payable to stockholders	25,000	455,000
Loans from officers	174,248	43,000
Net cash provided by financing activities	199,248	498,000

Effect of foreign currency translation on cash	1,513	-

Net increase in cash and cash equivalents	11,527	7,939

Cash and cash equivalents – beginning	7,939	-

Cash and cash equivalents – ending	$ 19,466	$ 7,939

The accompanying notes are an integral part of these consolidated financial statements.

LANDMARK ENERGY ENTERPRISE, INC

Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Landmark Energy Enterprise, Inc. (formerly Reflex, Inc.) (“Landmark”) was incorporated in Nevada on October 4, 2007. The accompanying consolidated financial statements include the financial statements of Landmark and its subsidiaries (collectively, the “Company”). The Company’s primary business is to research and develop hydrogen and oxygen generation technologies, design, manufacture and sell hydrogen and oxygen generating machines and the related industrial and commercial applications.

On September 15, 2010, Landmark entered into a share/ownership transfer agreement to acquire 30% ownership of Dalian Aquarius Energy Technology U.S.A. Co., Ltd (“Aquarius”). However, the Share/Ownership Transfer Agreement was never closed and the shares of Aquarius have not been transferred to the Company.

On October 20, 2011, the Company change the Company's fiscal year end from October 31 to January 31.

On January 14, 2011, the Company prepared a rescission agreement and sent it to all parties to the share/ownership transfer agreement. Upon the execution of such rescission agreement, the share/ownership transfer agreement will be officially terminated and rescinded.

On July 26, 2010, the Company initiated the process of forming a wholly owned subsidiary, Dalian Landmark Energy Technology Co, Ltd (“Dalian Landmark”) in Dalian, the People’s Republic of China;, the registration process was completed on February 1, 2012.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United Stated of America (“US GAAP”). They include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

In preparing the accompanying consolidated financial statements, the Company evaluated the period from January 31, 2012 through the date the consolidated financial statements were issued for material subsequent events requiring recognition or disclosure. Events identified for this period are described in Note 14.

USE OF ESTIMATES

The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include useful lives and income taxes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

In accordance with FASB ASC Topic 230, "Statement of Cash Flows", the Company considers all highly liquid instruments with original maturities of three months or less to be “cash equivalents”.

INVENTORY

Inventory is stated at the lower of cost or market. Cost is determined using the weighted-average cost method. Provisions are made for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value, if any. Management continually evaluates the recoverability based on assumptions about customer demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required that could negatively impact the company’s gross margin and operating results. As of January 31, 2012 and 2011, no provisions were deemed necessary as no obsolete and slow-moving inventories were observed.

LANDMARK ENERGY ENTERPRISE, INC

Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is calculated based on the straight-line method over the estimated useful lives of the assets as follows:

Estimated Useful Life
Electronic equipment	3 years
Machinery and equipment	5 years
Vehicles	4 years

Cost of repairs and maintenance is expensed as incurred. Gain or loss on disposal of property and equipment, if any, is recognized in the consolidated statements of operations and comprehensive income.

REVENUE RECOGNITION

Revenue is recognized in accordance with SAB No. 104, “Revenue Recognition” (codified under ASC 605 “Revenue Recognition”). It provides that revenue be recognized when products are shipped, title and risk of loss is passed to the customers and collection is reasonably assured. Payments received prior to the satisfaction of above criteria are deferred.

INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

A valuation allowance is provided to reduce the carrying amount of deferred tax assets if it is considered more likely than not that some portion, or all, of the deferred tax assets will not be realized. For the years ended January 31, 2012 and 2011, no differences were noted between the book and tax bases of the Company’s assets and liabilities, and therefore no deferred tax assets or liabilities were recorded.

VALUE ADDED TAXES

Under the Provisional Regulations of the PRC’s Value Added Tax (“VAT”) law, the Company is responsible for collecting VAT on sales of products and paying VAT on purchases of raw materials. Sales and cost of sales are reported net of VAT. At the end of each month, a net amount in favor of sales VAT is remitted to the central government while a net amount in favor of purchase VAT is carried forward to offset future sales VAT.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted the provisions of Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1- Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date;

Level 2- Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data;

Level 3- Inputs are unobservable inputs which reflect the reporting entity’s own assumptions of what the market participants would use in pricing the asset or liability based on the best available information.

LANDMARK ENERGY ENTERPRISE, INC

Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The carrying amounts reported in the balance sheets for cash, other receivables, accrued expenses and other obligations approximate their fair market value based on the short-term maturity of these instruments. The carrying value of the long-term debt approximates fair value based on market rates and terms currently available to the Company. The Company did not identify any other assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with ASC 820.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

The Company has evaluated the determination of its functional currency based on the guidance in ASC Topic, “Foreign Currency Matters,” which provides that an entity’s functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment in which an entity primarily generates and expends cash.

On its own, the Company raises financing in the U.S. dollar, pays its own operating expenses primarily in the U.S. dollar. Therefore, it has been determined that the Company’s functional currency is the U.S. dollar based on the expense and financing indicators, in accordance with the guidance in ASC 830-10-85-5.

The Company uses United States dollars (“U.S. Dollar” or “US$” or “$”) for financial reporting purposes. The subsidiaries within the Company maintain their books and records in Renminbi (“RMB”), the currency of China, the economic environment in which the Company’s primary subsidiaries conduct their operations. Assets and liabilities of the subsidiaries in RMB are translated into U.S. Dollars using the applicable exchange rates prevailing at the balance sheet date. Items on the statements of income and comprehensive income and cash flows are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the condensed combined financial statements were as follows:

	January 31, 2012	January 31, 2011
Balance sheet items, except for stockholders’
equity items	RMB 1: US$ 0.1591	RMB 1: US$ 0.1519

Amounts included in the statements of operations
and comprehensive income, and statements of
cash flows	RMB 1: US$ 0.1555	RMB 1: US$ 0.1483

Stockholders’ equity items	Historical rate	Historical rate

COMPREHENSIVE INCOME

The Company has adopted FASB ASC Topic 220, “Reporting Comprehensive Income”, which establishes rules for the reporting and display of comprehensive income, its components and accumulated balances. ASC 220 defines comprehensive income to include all changes in equity, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on available-for-sale securities, except those resulting from investments by owners and distributions to owners.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-12, Comprehensive Income (Topic 220) (“ASU 2011-12”). ASU 2011-12 allows deferral of the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in ASU No. 2011-05. This update is effective at the same time as the amendments in ASU No. 2011-05. The adoption of this ASU will not have a material impact on the Company’s financial statements.

LANDMARK ENERGY ENTERPRISE, INC

Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In December 2011, FASB issued ASU No. 2011-11, Balance Sheet (Topic 210) (“ASU 2011-11). ASU 2011-11 provides enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. The objective of this update is to facilitate comparison of entities that prepare their financial statements on the basis of U.S. generally accepted accounting principles (“GAAP”) with those preparing their financial statements on the basis of International Financial Reporting Standards (“IFRS”). ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU will not have a material impact on the Company’s financial statements.

In June 2011, FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) (“ASU 2011-05). ASU 2011-05 provides guidance on presentation of comprehensive income with an objective to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of GAAP and IFRS, FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in ASU 2011-05. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this ASU will not have a material impact on the Company’s financial statements.

In May 2011, FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) (“ASU 2011-04). ASU 2011-04 provides amendments to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. The amendments are effective for public entities for interim and annual periods beginning after December 15, 2011, and should be applied prospectively. Early adoption is not permitted for public entities. The adoption of this ASU will not have a material impact on the Company’s financial statements.

RECLASSIFICATION

Certain amounts as of January 31, 2011 were reclassified for comparative presentation purposes.

NOTE 3– INVENTORY

Inventory by major categories as of January 31, 2012 and 2011  is summarized as follows:

	January 31, 2012	January 31, 2011

Raw materials	$ 9,167	$ -
Supplies	8,865	-
Total Inventory	$ 18,032	$ -

NOTE 4– NOTES RECEIVABLE

On October 12, 2010, Landmark loaned $174,075 to Aquarius. The loan is unsecured, bears 1% interest and is due on demand.  On December 15, 2010, Landmark loaned $3,528 to a third party entity. The loan is unsecured, non-interest bearing and is due on demand.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment as of January 31, 2012 and 2011 consisted of the following:

	January 31, 2012	January 31, 2011

Electronic equipment	$ 5,782	$ -
Machinery and equipment	13,565	-
Vehicles	19,791	-
Subtotal	39,138	-
Less: Accumulated depreciation	6,112	-
Total	$ 33,026	$ -

Depreciation expense for the years ended January 31, 2012 and 2011 was $5,976 and -0-, respectively.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses as of January 31, 2012 and 2011 consisted of the following:

	January 31, 2012	January 31, 2011

Accrued wages	$ 588,585	$ 377,000
Accrued rent	52,500	22,500
Accrued accounting & audit fee	104,512	5,750
Total accrued expenses	$ 745,597	$ 405,250

The carrying value of the current portion of accrued expenses approximates fair value due to the shrot-term nature of these obligations.

NOTE 7 – DUE TO OFFICERS

The executive officers of the Company Tonghuai Wang, Di Zhang, Pik Hang Lew and Yidian Dong from time to time, provide non-interest bearing advances to the Company for working capital. As of January 31, 2012 and 2011, the Company owes an amount of $257,707 and $81,500, respectively, to the executive officers.

During the period ended October 31, 2010, a former officer agreed to convert the prior balance due to the officer of $16,000 to capital.  The amount has been recorded as additional paid in capital as of January 31, 2011.

NOTE 8– CONVERTIBLE NOTES PAYABLE TO STOCKHOLDERS

The Company received loans from seven stockholders until January 31, 2012. The loans are due five years from the date the funds were received. The loans are non-interest bearing and can be converted to common stock at $1.00 per share at any time by the note holders.  The loans are due between April and December 2015.  The balance due on these convertible notes was $480,000 and $455,000 as of January 31, 2012 and January 31, 2011, respectively.

NOTE 9 – COMMON STOCK

The Company has 90,000,000 shares of $0.001 par value common stock authorized and 10,000,000 shares of $0.001 par value preferred stock authorized.

On April 19, 2010, the Company declared an 8:1 stock split which has been presented retroactively in the statement of changes in stockholders’ deficit and the weighted average shares outstanding calculation.

The Company has 17,200,000 shares of common stock and -0- shares of preferred stock issued and outstanding as of January 31, 2012.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The corporate office lease requires rent of $2,500 per month through January 31, 2012 and month to month thereafter.

The show room lease requires monthly rent of approximately $1,063 through January 31, 2012 and month to month thereafter.

Neither lease required a security deposit.  Accrued rent on the office lease was $52,500 and $ 30,000 as of January 31, 2012 and January 31, 2011.

The Company also entered into three employment agreements on January 1, 2010.  The agreements call for total monthly wages of $28,000 beginning February 1, 2010. On March 31, 2011, one employment agreement terminated and the monthly wages decrease to $20,000. The minimum annual wages due on these agreements for the year ended January 31, 2012 was $240,000.

NOTE 10 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

The total amount accrued for the above contracts was $745,597 and $405,250 as of January 31, 2012 and January 31, 2011, respectively.

NOTE 11 – LIQUIDITY AND GOING CONCERN

The Company has negative working capital and has incurred losses since inception.  These factors create a substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.  Management’s plans include selling its equity securities and obtaining debt financing to fund requirement and ongoing operations; however, there can be no assurance that the Company will be successful in these efforts.

NOTE 12 – CONCENTRATION OF CREDIT RISK

For the year ended January 31, 2012, all of the Company’s sales arose in the PRC.China.  For the year ended January 31, 2012, no single vendor accounted for more than 10% of the Company’s raw materials.

For the year ended January 31, 2012, two major customers accounted for approximately 97% for the Company’s sales for the year ended January 31, 2012. Total sales to these customers were $ 206,201 for the year ended January 31, 2012.

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions. Management believes that the financial institutions where the Company maintains its cash and cash equivalents are financially sound and minimal credit risk exists with respect to these investments.

NOTE 13 – INCOME TAXES

As of January 31, 2012, the Company had net operating loss carry forwards of approximately $1,295,415 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is not likely to occur.

NOTE 14 – LOSS PER SHARE

The Company presents loss per share on a basic and diluted basis. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed by dividing loss by the weighted average number of shares outstanding plus the dilutive effect of potential securities.

	For the Years Ended
	January 31
	2012	2011

Net loss	$ (510,302)	$ (688,613)

Weighted average common shares	17,200,000	17,200,000
(denominator for basic loss per share)

Effect of dilutive securities:

Weighted average common shares	17,200,000	17,200,000
(denominator for diluted loss per share)

Basic loss per share	$ (0.03)	$ (0.04)
Diluted loss per share	$ (0.03)	$ (0.04)

NOTE 15 – SUBSEQUENT EVENT

On February 10, 2012, the notes payable to six shareholders in the amount of 42,000 were assigned to Tonghuai Wang, an executive officer of Dalian. The company fully consents to the assignment of loans and acknowledges that the assigned loans have the same terms binding upon the Company.

