Form 10-K/A
period 2012-01-31
LANDMARK ENERGY ENTERPRISE, INC.
filed 2012-05-17
CIK 1415936

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

Explanatory Note

The purpose of this Form 10-K/A Amendment is furnish the Interactive data files pursuant to Rule 405 of Regulation S-T.

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

Results of Operations

Summary of Statement of Operations

	For the Year ended January 31,	For the Year ended January 31,
	2012	2011

Sales	$212,233	$-

Gross profit	104,833	-

Operating expenses	617,311	688,745

Total other income	2,176	132

Net loss	(510,302)	(688,613)

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

Summary of Balance Sheets
	January 31,	January 31,
	2012	2011
Assets
Total current assets	238,353	215,637

Property and equipment, net	33,026	-

Total assets	$271,379	$215,637

Total current liabilities	1,027,169	486,750

Convertible notes payable to stockholders	480,000	455,000

Total liabilities	1,507,169	941,750

Total stockholders’ deficit	(1,235,790)	(726,113)

Total liabilities and stockholders’ deficit	$271,379	$215,637

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

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the years Ended January 31,
	2012	2011

Net cash used in operating activities	(180,969)	(282,458)

Net cash used in investing activities	(8,265)	(207,603)

Net cash provided by financing activities	199,248	498,000

Cash and cash equivalents – beginning	7,939	-
Cash and cash equivalents – ending	$19,466	$7,939

 Net cash used in operating activities was $180,969 for the year ended January 31, 2012, a decrease of $101,489 from $ 282,458 for the year ended January 31, 2011 primarily as a result of the decrease in net loss.

Net cash used investing activities was $ 8,265 for the year ended January 31, 2012, which was an decrease of $199,338 from net cash used in investing activities was $207,603 for the year ended January 31, 2011 primarily result of decrease loan to the others.

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

There has been no outstanding equity awards at transition period ended January 31, 2012.

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

ANNEX

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

LANDMARK ENERGY ENTERPRISE, INC

CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2012 AND 2011

LANDMARK ENERGY ENTERPRISE, INC

Consolidated Financial Statements
January 31, 2012 and 2011

Table of Contents

Patrizio & Zhao, LLC

Certified Public Accountants and Consultants	322 Route 46 West
Parsippany, NJ 07054
07054
Tel: (973) 882-8810
Member of	Fax: (973) 882-0788
Alliance of worldwide accounting firms	www.pzcpa.com

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

/s/ Patrizio & Zhao, LLC

Parsippany, New Jersey
May 15, 2012

LANDMARK ENERGY ENTERPRISE, INC

Consolidated Balance Sheets

	January 31,	January 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$19,466	$7,939
Inventory	18,032	-
Loan to related party	-	30,000
Notes receivable	177,603	177,603
Prepaid VAT tax	14,766	-
Other current assets	8,486	95
Total current assets	238,353	215,637

Property and equipment, net	33,026	-

Total assets	$271,379	$215,637

Liabilities and stockholders’ deficit
Current liabilities:
Accrued expenses	$745,597	$405,250
Due to officers	257,707	81,500
Advance from customer	23,865	-
Total current liabilities	1,027,169	486,750

Convertible notes payable to stockholders	480,000	455,000

Total liabilities	1,507,169	941,750

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock, $.001 par value, 10,000,000
shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 90,000,000 shares
authorized, 17,200,000 shares issued and outstanding	17,200	17,200
Additional paid-in capital	41,800	41,800
Retained deficit	(1,295,415)	(785,113)
Accumulated other comprehensive income	625	-
Total stockholders’ deficit	(1,235,790)	(726,113)

Total liabilities and stockholders’ deficit	$271,379	$215,637

The accompanying notes are an integral part of these consolidated financial statements.

LANDMARK ENERGY ENTERPRISE, INC

Consolidated Statements of Operations and comprehensive loss

	January 31,	January 31,
	2012	2011

Sales	$212,233	$-

Cost of sales	107,400	-

Gross profit	104,833	-

Operating expenses:
Selling expenses	17,164	-
General and administrative expenses	600,147	688,745
Total operating expenses	617,311	688,745

Loss from operations	(512,478)	(688,745)

Other income
Interest income	2,176	132
Total other income	2,176	132

Loss before provision for income taxes	(510,302)	(688,613)

Provision for income taxes	-	-

Net loss	(510,302)	(688,613)

Other comprehensive income
Foreign currency translation adjustment	625	-

Comprehensive loss	$(509,677)	$(688,613)

Weighted average number of common shares outstanding
Basic and diluted	17,200,000	17,200,000

Loss per common share
Basic	$(0.03)	$($0.04)
Diluted	$(0.03)	$($0.04)

LANDMARK ENERGY ENTERPRISE, INC

Consolidated Statements of Changes in Stockholders’ Deficit

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Par Valve	Shares	Par Valve	Capital	deficit	Income	Deficit

Beginning Balance at February 1, 2010	-	-	2,150,000	$2,150	$56,850	$(96,500)	$-	$(37,500)

Net Loss	-	-	-	-	-	(688,613)	-	(688,613)

Stock split 8:1	-	-	15,050,000	15,050	(15,050)	-	-	-

Ending Balance at January 31, 2011	-	-	17,200,000	17,200	41,800	(785,113)	-	(726,113)

Net Loss	-	-	-	-	-	(510,302)	-	(510,302)

Other comprehensive income:	-	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	625	625

Comprehensive loss	-	-	-	-	-	-	-	(509,677)

Ending Balance at January 31, 2012	-	-	17,200,000	$17,200	$41,800	$(1,295,415)	$625	$(1,235,790)

The accompanying notes are an integral part of these consolidated financial statements.

LANDMARK ENERGY ENTERPRISE, INC

Consolidated Statements of Cash Flows

	For the Years Ended January 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(510,302)	$(688,613)
Adjustments to reconcile net loss to
Net cash used in operating activities:
Depreciation	5,976	-
Changes in current assets and current liabilities:
Inventory	(17,630)	-
Prepaid VAT tax	(14,436)	-
Other current assets	(8,252)	905
Accrued expenses	340,342	405,250
Advance from customer	23,333	-
Total adjustments	329,333	406,155

Net cash used in operating activities	(180,969)	(282,458)

Cash flows from investing activities:
Acquisition of property and equipment	(38,265)	-
Loan to related party	30,000	-
Investment deposit	-	(30,000)
Note receivable	-	(177,603)
Net cash used in investing activities	(8,265)	(207,603)

Cash flows from financing activities:
Proceeds from convertible notes payable to stockholders	25,000	455,000
Loans from officers	174,248	43,000
Net cash provided by financing activities	199,248	498,000

Effect of foreign currency translation on cash	1,513	-

Net increase in cash and cash equivalents	11,527	7,939

Cash and cash equivalents – beginning	7,939	-

Cash and cash equivalents – ending	$19,466	$7,939

The accompanying notes are an integral part of these consolidated financial statements.

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

Reclassification

Certain amounts as of January 31, 2011 were reclassified for comparative presentation purposes.

Note 3– Inventory

Inventory by major categories as of January 31, 2012 and 2011  is summarized as follows:

	January 31, 2012	January 31, 2011

Raw materials	$9,167	$-
Supplies	8,865	-
Total Inventory	$18,032	$-

Note 4– Notes Receivable

On October 12, 2010, Landmark loaned $174,075 to Aquarius. The loan is unsecured, bears 1% interest and is due on demand.  On December 15, 2010, Landmark loaned $3,528 to a third party entity. The loan is unsecured, non-interest bearing and is due on demand.

Note 5 – Property and Equipment

Property and equipment as of January 31, 2012 and 2011 consisted of the following:

	January 31, 2012	January 31, 2011

Electronic equipment	$5,782	$-
Machinery and equipment	13,565	-
Vehicles	19,791	-
Subtotal	39,138	-
Less: Accumulated depreciation	6,112	-
Total	$33,026	$-

Depreciation expense for the years ended January 31, 2012 and 2011 was $5,976 and -0-, respectively.

Note 6 – Accrued Expenses

Accrued expenses as of January 31, 2012 and 2011 consisted of the following:

	January 31, 2012	January 31, 2011

Accrued wages	$588,585	$377,000
Accrued rent	52,500	22,500
Accrued accounting & audit fee	104,512	5,750
Total accrued expenses	$745,597	$405,250

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

	For the Years Ended
	January 31
	2012	2011

Net loss	$(510,302)	$(688,613)

Weighted average common shares	17,200,000	17,200,000
(denominator for basic loss per share)

Effect of dilutive securities:

Weighted average common shares	17,200,000	17,200,000
(denominator for diluted loss per share)

Basic loss per share	$(0.03)	$(0.04)
Diluted loss per share	$(0.03)	$(0.04)

Note 15 – Subsequent event

On February 10, 2012, the notes payable to six shareholders in the amount of 42,000 were assigned to Tonghuai Wang, an executive officer of Dalian. The company fully consents to the assignment of loans and acknowledges that the assigned loans have the same terms binding upon the Company.

