Form 10-Q
period 2012-04-30
LANDMARK ENERGY ENTERPRISE, INC.
filed 2012-06-19
CIK 1415936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2012

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

[  ] Yes   [ X ] No

As of June 18, 2012, there are 17,200,000 shares of common stock, par value $ 0.001 issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

LANDMARK ENERGY ENTERPRISE INC

CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30, 2012 AND JANUARY 31, 2012

	April 30,	January 31,
	2012	2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 15,276	$ 19,466
Inventory	19,480	18,032
Notes receivable	177,603	177,603
Prepaid VAT tax	15,475	14,766
Other current assets	6,382	8,486
Total current assets	234,216	238,353

Property and equipment, net	30,522	33,026

Total assets	$ 264,738	$ 271,379

Liabilities and stockholders’ deficit
Current liabilities:
Accrued expenses	$ 803,097	$ 745,597
Due to officers	270,634	257,707
Advance from customer	46,298	23,865
Total current liabilities	1,120,029	1,027,169

Convertible notes payable to stockholders	480,000	480,000

Total liabilities	1,600,029	1,507,169

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock, $.001 par value, 10,000,000
shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 90,000,000 shares
authorized, 17,200,000 shares issued and outstanding	17,200	17,200
Additional paid-in capital	41,800	41,800
Retained deficit	(1,394,872)	(1,295,415)
Accumulated other comprehensive income	581	625
Total stockholders’ deficit	(1,335,291)	(1,235,790)

Total liabilities and stockholders’ deficit	$ 264,738	$ 271,379

The accompanying notes are an integral part of these consolidated financial statements.

LANDMARK ENERGY ENTERPRISE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended
	April 30,
	2012	2011

Sales	$ -	$ -

Cost of sales	-	-

Gross profit	-	-

Operating expenses:
Selling, general and administrative	99,457	149,220

Loss from operations	(99,457)	(149,220)

Provision for income taxes	-	-

Net loss	(99,457)	(149,220)

Other comprehensive loss
Foreign currency translation adjustment	(44)	-

Comprehensive loss	$ (99,501)	$(149,220)

Loss per common share
Basic	$ (0.01)	$ (0.01)
Diluted	$ (0.01)	$ (0.01)

Weighted average number of common shares outstanding
Basic and diluted	17,200,000	17,200,000

The accompanying notes are an integral part of these consolidated financial statements.

LANDMARK ENERGY ENTERPRISE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended
	April 30,
	2012	2011
Cash flows from operating activities:
Net loss	$ (99,457)	$ (149,220)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	2,301	226
Loss on disposal of property and equipment	198
Changes in current assets and current liabilities:
Inventory	(1,445)	(19,549)
Prepaid VAT tax	(708)	-
Prepaid expenses	-	(63,832)
Other current assets	2,100	(4,035)
Accrued expenses	57,500	69,500
Advance from customer	22,390	-
Total adjustments	82,336	(17,690)

Net cash used in operating activities	(17,121)	(166,910)

Cash flows from investing activities:
Acquisition of property and equipment	-	(19,687)
Investment deposit	-	30,773
Net cash provided by investing activities	-	11,086

Cash flows from financing activities:
Loan from unrelated party	-	120,298
Loans from officers	12,915	36,448
Net cash provided by financing activities	12,915	156,746

Effect of foreign currency translation on cash	16	87

Net increase (decrease) in cash and cash equivalents	(4,190)	1,009

Cash and cash equivalents – beginning	19,466	7,939

Cash and cash equivalents – ending	$ 15,276	$ 8,948

Supplemental disclosure of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income tax	$ -	$ -

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

On October 20, 2011, the Company adopted a resolution to change the Company's fiscal year end from October 31 to January 31.

On January 14, 2011, the Company prepared a rescission agreement and sent it to all parties to the share/ownership transfer agreement. Upon the execution of such rescission agreement, the share/ownership transfer agreement will be officially terminated and rescinded.

On July 26, 2010, the Company initiated the process of forming a wholly owned subsidiary, Dalian Landmark Energy Technology Co, Ltd (“Dalian Landmark”) in Dalian, the People’s Republic of China; and its registration process was completed on February 1, 2012.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Landmark and its wholly-owned subsidiary. All inter-company transactions and balances have been eliminated in consolidation. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) applicable to interim financial information and the requirements of Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

In preparing the accompanying unaudited consolidated financial statements, the Company evaluated the period from April 30, 2012 through the date the financial statements were issued, for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

INTERIM FINANCIAL STATEMENTS

These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended January 31, 2012, as not all disclosures required by US GAAP for annual financial statements are presented. The interim consolidated financial statements follow the same accounting policies and methods of computations as the audited consolidated financial statements for the year ended January 31, 2012.

NOTE 3– INVENTORY

Inventory by major categories as of April 30, 2012 and January 31, 2012 is summarized as follows:

	April 30, 2012	January 31, 2012

Raw materials	$ 10,615	$ 9,167
Supplies	8,865	8,865
Total Inventory	$ 19,480	$ 18,032

NOTE 4– NOTES RECEIVABLE

The note receivable balance was $177,603 as of April 30, 2012 and January 31, 2012, respectively. On October 12, 2010, Landmark loaned $174,075 to Aquarius. The loan is unsecured, bears 1% interest and is payable on demand.  On December 15, 2010, Landmark loaned $3,528 to a third party entity. The loan is unsecured, non-interest bearing and is payable on demand.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment as of April 30, 2012 and January 31, 2012 consisted of the following:

	April 30, 2012	January 31, 2012

Electronic equipment	$ 7,079	$ 5,782
Machinery and equipment	12,069	13,565
Vehicles	19,791	19,791
Subtotal	38,939	39,138
Less: accumulated depreciation	8,417	6,112
Total	$ 30,522	$ 33,026

Depreciation expense for the three months ended April 30, 2012 and 2011 was $2,301 and $226, respectively.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses as of April 30, 2012 and January 31, 2012 consisted of the following:

	April 30, 2012	January 31, 2012

Accrued wages	$ 648,585	$ 588,585
Accrued rent	60,000	52,500
Accrued accounting and audit fee	94,512	104,512
Total accrued expenses	$ 803,097	$ 745,597

The carrying value of accrued expenses approximates their fair value due to the short-term nature of these obligations.

NOTE 7 – DUE TO OFFICERS

The executive officers of the Company Tonghuai Wang, Di Zhang, Pik Hang Lew and Yidian Dong from time to time, provide non-interest bearing advances to the Company for working capital. As of April 30, 2012 and January 31, 2012, the Company owed an amount of $ 270,634 and $257,707, respectively, to the executive officers.

NOTE 8– CONVERTIBLE NOTES PAYABLE TO STOCKHOLDERS

The Company received loans from seven stockholders until January 31, 2012. On February 10, 2012, the loans were assigned with the same terms to Tonghuai Wang, an executive officer of Dalian. The loans are due five years from the date the funds were received. The loans are non-interest bearing and can be converted to common stock at $1.00 per share at any time by the note holder.  The loans are due between April and December 2015.  The balance due on these convertible notes was $480,000 as of April 30, 2012 and January 31, 2012, respectively.

NOTE 9 – COMMON STOCK

The Company has 90,000,000 shares of $0.001 par value common stock authorized and 10,000,000 shares of $0.001 par value preferred stock authorized.

On April 19, 2010, the Company declared an 8:1 stock split which has been presented retroactively in the statement of changes in stockholders’ deficit and the weighted average shares outstanding calculation.

The Company has 17,200,000 shares of common stock and -0- shares of preferred stock issued and outstanding as of April 30, 2012.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The corporate office lease requires rent of $2,500 per month for the lease term through April 30, 2012 and month to month thereafter. The lease did not require a security deposit. Accrued rent for the office lease was $60,000 and $52,500 as of April 30, 2012 and January 31, 2012, respectively.

The Company also entered into three employment agreements on January 1, 2010.  The agreements call for total monthly wages of $28,000 beginning February 1, 2010. On March 31, 2011, one employment agreement terminated and the monthly wages decreased to $20,000. The minimum monthly wages due on these agreements for the year ending January 31, 2013 was $22,500.

The balance outstanding for the above contracts was $708,585 and $641,085 as of April 30, 2012 and January 31, 2012, respectively.

NOTE 11 – LIQUIDITY AND GOING CONCERN

The Company has negative working capital, and has incurred losses since inception.  These factors create a substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.  Management’s plans include selling its equity securities and obtaining debt financing to fund the required and ongoing operations; however, there can be no assurance that the Company will be successful in these efforts.

NOTE 12 – INCOME TAXES

As of April 30, 2012, the Company had net operating loss carry forwards of approximately $1,394,872 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is not likely to occur.

NOTE 13– RISK FACTORS

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC as well as by the general state of the PRC’s economy. The Company's business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

NOTE 14 – LOSS PER SHARE

The Company presents loss per share on a basic and diluted basis. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed by dividing loss by the weighted average number of shares outstanding plus the dilutive effect of potential securities.

	For the Three months Ended
	April 30
	2012	2011

Net loss	$ (99,457)	$ (149,220)

Weighted average common shares	17,200,000	17,200,000
(denominator for basic loss per share)

Effect of dilutive securities:

Weighted average common shares	17,200,000	17,200,000
(denominator for diluted loss per share)

Basic loss per share	$ (0.01)	$ (0.01)
Diluted loss per share	$ (0.01)	$ (0.01)

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

Results of Operations for the Three Months Ended April 30, 2012 and 2011

	For the Three Months Ended
	April 30,
	2012	2011

Sales	$ -	$ -
Cost of sales	-	-
Gross profit	-	-
Total operating expenses	99,457	149,220
Loss from operations	(99,457)	(149,220)
Provision for income taxes	-	-
Net loss	(99,457)	(149,220)
Other comprehensive loss	(44)	-
Comprehensive loss	$ (97,980)	$ (149,220)

Sales:

Our sales for the three months ended April 30, 2012 and April 30, 2011 were $0.

Gross Profit:

As a result of the foregoing, we did not generate any gross profit for the three months ended April 30, 2012 and April 30, 2011.

Operating Expenses:

Operating expenses, including selling expenses, and general and administrative expenses, were $99,457 for the three months ended April 30, 2012 as compared to $149,220 for the three months ended April 30, 2011.  The decrease of these major expenses was mainly due to decrease of the total salary.

Income Taxes:

We did not incur any income taxes for the three months ended April 30, 2012 and April 30, 2011.

Net Loss:

Net Loss for the three months ended April 30, 2012 was $99,501, a decrease compared with $ 149,220 of the three months ended April 30, 2011. This decrease in net loss was the result of the decrease of major expenses.

Comprehensive loss:

The comprehensive loss, which adds the currency adjustment to net loss, was $97,980 for the three months ended April 30, 2012 as compared with $149,220 for the three months ended April 30, 2011. The decrease of comprehensive loss was mainly due to the decrease of major expenses.

Liquidity and Capital Resources

As of April 30, 2012, we had cash and cash equivalents of $15,276. Our current assets were $234,216 and our current liabilities were $1,120,029 as of April 30, 2012. Total stock holders’ deficit as of April 30, 2012 was $1,335,291

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Three Months Ended April 30,
	2012	2011

Net cash used in operating activities	17,121	166,910

Net cash provided by investing activities	-	11,086

Net cash provided by financing activities	12,915	156,746

 Net cash used in operating activities was $17,121 for the three months ended April 30, 2012, a significant decrease from $166,910 for the three months ended April 30, 2011. Net cash provided by investing activities was $-0- for the three months ended April 30, 2012, which was an decrease from net cash used in investing activities was $11,086 for the three months ended April 30, 2011.  Net cash provided by financing activities amounted to $12,915 for the three months ended April 30, 2012, compared to net cash provided by financing activities of $156,746 for the three months ended April 30, 2011.

Off Balance Sheet Arrangements

As of April 30, 2012, there were no off balance sheet arrangements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of April 30, 2012, the Company’s internal control over financial reporting was not effective because we mistakenly failed to include a management’s report on internal control over financial reporting in the Form 10-K for year ended October 31, 2010 and an effective internal control would have detected the omission of such material information.

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

The Company’s management has identified the steps necessary to address the material weaknesses existing in the period ended April 30, 2012 described above, as follows:

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2012.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.   We mistakenly failed to include a management’s report on internal control over financial reporting in the Form 10-K for year ended October 31, 2010 and an effective disclosure control would have detected the omission of such material information.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2012, our disclosure controls and procedures were not effective.

Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there have been no change in our internal control over financial reporting that occurred during the period ended April 30, 2012 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended April 30, 2012.

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
Yidian Dong Chief Executive Officer Director
June 18, 2012