Form 10-Q/A
period 2012-04-30
LANDMARK ENERGY ENTERPRISE, INC.
filed 2012-06-20
CIK 1415936

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

 Explanatory Note

The purpose of this Form 10-Q/A Amendment is to furnish the Interactive data files pursuant to Rule 405 of Regulation S-T.

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

LANDMARK ENERGY ENTERPRISE INC
CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30, 2012 AND JANUARY 31, 2012

	April 30,	January 31,
	2012	2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,276	$19,466
Inventory	19,480	18,032
Notes receivable	177,603	177,603
Prepaid VAT tax	15,475	14,766
Other current assets	6,382	8,486
Total current assets	234,216	238,353

Property and equipment, net	30,522	33,026

Total assets	$264,738	$271,379

Liabilities and stockholders’ deficit
Current liabilities:
Accrued expenses	$803,097	$745,597
Due to officers	270,634	257,707
Advance from customer	46,298	23,865
Total current liabilities	1,120,029	1,027,169

Convertible notes payable to stockholders	480,000	480,000

Total liabilities	1,600,029	1,507,169

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock, $.001 par value, 10,000,000
shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 90,000,000 shares
authorized, 17,200,000 shares issued and outstanding	17,200	17,200
Additional paid-in capital	41,800	41,800
Retained deficit	(1,394,872)	(1,295,415)
Accumulated other comprehensive income	581	625
Total stockholders’ deficit	(1,335,291)	(1,235,790)

Total liabilities and stockholders’ deficit	$264,738	$271,379

The accompanying notes are an integral part of these consolidated financial statements.

LANDMARK ENERGY ENTERPRISE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended
	April 30,
	2012	2011

Sales	$-	$-

Cost of sales	-	-

Gross profit	-	-

Operating expenses:
Selling, general and administrative	99,457	149,220

Loss from operations	(99,457)	(149,220)

Provision for income taxes	-	-

Net loss	(99,457)	(149,220)

Other comprehensive loss
Foreign currency translation adjustment	(44)	-

Comprehensive loss	$(99,501)	$(149,220)

Loss per common share
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding
Basic and diluted	17,200,000	17,200,000

The accompanying notes are an integral part of these consolidated financial statements.

LANDMARK ENERGY ENTERPRISE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended
	April 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(99,457)	$(149,220)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	2,301	226
Loss on disposal of property and equipment	198
Changes in current assets and current liabilities:
Inventory	(1,445)	(19,549)
Prepaid VAT tax	(708)	-
Prepaid expenses	-	(63,832)
Other current assets	2,100	(4,035)
Accrued expenses	57,500	69,500
Advance from customer	22,390	-
Total adjustments	82,336	(17,690)

Net cash used in operating activities	(17,121)	(166,910)

Cash flows from investing activities:
Acquisition of property and equipment	-	(19,687)
Investment deposit	-	30,773
Net cash provided by investing activities	-	11,086

Cash flows from financing activities:
Loan from unrelated party	-	120,298
Loans from officers	12,915	36,448
Net cash provided by financing activities	12,915	156,746

Effect of foreign currency translation on cash	16	87

Net increase (decrease) in cash and cash equivalents	(4,190)	1,009

Cash and cash equivalents – beginning	19,466	7,939

Cash and cash equivalents – ending	$15,276	$8,948

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

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

Note 3– Inventory

Inventory by major categories as of April 30, 2012 and January 31, 2012 is summarized as follows:

	April 30, 2012	January 31, 2012

Raw materials	$10,615	$9,167
Supplies	8,865	8,865
Total Inventory	$19,480	$18,032

Note 4– Notes Receivable

The note receivable balance was $177,603 as of April 30, 2012 and January 31, 2012, respectively. On October 12, 2010, Landmark loaned $174,075 to Aquarius. The loan is unsecured, bears 1% interest and is payable on demand.  On December 15, 2010, Landmark loaned $3,528 to a third party entity. The loan is unsecured, non-interest bearing and is payable on demand.

Note 5 – Property and Equipment

Property and equipment as of April 30, 2012 and January 31, 2012 consisted of the following:

	April 30, 2012	January 31, 2012

Electronic equipment	$7,079	$5,782
Machinery and equipment	12,069	13,565
Vehicles	19,791	19,791
Subtotal	38,939	39,138
Less: accumulated depreciation	8,417	6,112
Total	$30,522	$33,026

Depreciation expense for the three months ended April 30, 2012 and 2011 was $2,301 and $226, respectively.

Note 6 – Accrued Expenses

Accrued expenses as of April 30, 2012 and January 31, 2012 consisted of the following:

	April 30, 2012	January 31, 2012

Accrued wages	$648,585	$588,585
Accrued rent	60,000	52,500
Accrued accounting and audit fee	94,512	104,512
Total accrued expenses	$803,097	$745,597

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

	For the Three months Ended
	April 30
	2012	2011

Net loss	$(99,457)	$(149,220)

Weighted average common shares	17,200,000	17,200,000
(denominator for basic loss per share)

Effect of dilutive securities:

Weighted average common shares	17,200,000	17,200,000
(denominator for diluted loss per share)

Basic loss per share	$(0.01)	$(0.01)
Diluted loss per share	$(0.01)	$(0.01)

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

Results of Operations for the Three Months Ended April 30, 2012 and 2011

	For the Three Months Ended
	April 30,
	2012	2011

Sales	$-	$-
Cost of sales	-	-
Gross profit	-	-
Total operating expenses	99,457	149,220
Loss from operations	(99,457)	(149,220)
Provision for income taxes	-	-
Net loss	(99,457)	(149,220)
Other comprehensive loss	(44)	-
Comprehensive loss	$(97,980)	$(149,220)

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

Liquidity and Capital Resources

As of April 30, 2012, we had cash and cash equivalents of $15,276. Our current assets were $234,216 and our current liabilities were $1,120,029 as of April 30, 2012. Total stock holders’ deficit as of April 30, 2012 was $1,335,291.

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

101   Interactive data files pursuant to Rule 405 of Regulation S-T
_______________________________
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
June 20, 2012