Form 10-Q
period 2012-07-31
LANDMARK ENERGY ENTERPRISE, INC.
filed 2012-09-19
CIK 1415936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2012

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

[  ] Yes   [ X ] No

As of September 19, 2012, there are 17,200,000 shares of common stock, par value $ 0.001 issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

LANDMARK ENERGY ENTERPRISE INC

CONSOLIDATED BALANCE SHEETS

AS OF JULY 31, 2012 AND JANUARY 31, 2012

	July 31,	January 31,
	2012	2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 63,335	$ 19,466
Inventory	19,986	18,032
Notes receivable	177,603	177,603
Prepaid VAT tax	15,985	14,766
Other current assets	4,921	8,486
Total current assets	281,830	238,353

Property and equipment, net	28,089	33,026

Total assets	$ 309,919	$ 271,379

Liabilities and stockholders’ deficit
Current liabilities:
Accrued expenses	$ 856,156	$ 745,597
Due to officers	298,012	257,707
Advance from customer	118,166	23,865
Total current liabilities	1,272,334	1,027,169

Convertible notes payable to stockholders	480,000	480,000

Total liabilities	1,752,334	1,507,169

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock, $.001 par value, 10,000,000
shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 90,000,000 shares
authorized, 17,200,000 shares issued and outstanding	17,200	17,200
Additional paid-in capital	41,800	41,800
Retained deficit	(1,502,274)	(1,295,415)
Accumulated other comprehensive income	859	625
Total stockholders’ deficit	(1,442,415)	(1,235,790)

Total liabilities and stockholders’ deficit	$ 309,919	$ 271,379

The accompanying notes are an integral part of these consolidated financial statements.

LANDMARK ENERGY ENTERPRISE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	July 31,		July 31,
	2012	2011	2012	2011

Sales	$ -	$ -	$ -	$ -

Cost of sales	-	-	-	-

Gross profit	-	-	-	-

Operating expenses:
Selling, General and administrative expenses	107,402	103,025	206,859	252,245

Total operating expenses	107,402	103,025	206,859	252,245

Loss from operations	(107,402)	(103,025)	(206,859)	(252,245)

Provision for income taxes	-	-	-	-

Net loss	(107,402)	(103,025)	(206,859)	(252,245)

Other comprehensive loss
Foreign currency translation adjustment	278	-	234	-

Comprehensive loss	$ (107,124)	$ (103,025)	$ (206,625)	$ (252,245)

Loss per common share
Basic	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)
Diluted	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)

Weighted average number of common shares outstanding
Basic and diluted	17,200,000	17,200,000	17,200,000	17,200,000

The accompanying notes are an integral part of these consolidated financial statements.

LANDMARK ENERGY ENTERPRISE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended
	July 31,
	2012	2011
Cash flows from operating activities:
Net loss	$ (206,859)	$ (252,245)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	4,601	1,475
Changes in current assets and current liabilities:
Inventory	(2,036)	(46,723)
Prepaid VAT tax	(1,286)	-
Prepaid expenses	-	(47,253)
Other current assets	3,543	(4,346)
Accrued expenses	110,568	140,188
Advance from customer	94,543	-
Total adjustments	209,933	43,341

Net cash used in operating activities	3,074	(208,904)

Cash flows from investing activities:
Acquisition of property and equipment	198	(36,608)
Investment deposit	-	30,773
Net cash provided by investing activities	198	(5,835)

Cash flows from financing activities:
Loan from unrelated party	-	179,861
Loans from officers	40,699	40,038
Net cash provided by financing activities	40,699	219,899

Effect of foreign currency translation on cash	-102	336

Net increase (decrease) in cash and cash equivalents	43,869	5,496

Cash and cash equivalents – beginning	19,466	7,939

Cash and cash equivalents – ending	$ 63,335	$ 13,435

Supplemental disclosure of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income tax	$ -	$ -

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

In preparing the accompanying unaudited consolidated financial statements, the Company evaluated the period from July 31, 2012 through the date the financial statements were issued, for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

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

NOTE 3– INVENTORY

Inventory by major categories as of July 31, 2012 and January 31, 2012 is summarized as follows:

	July 31, 2012	January 31, 2012

Raw materials	$ 11,160	$ 9,167
Supplies	8,826	8,865
Total Inventory	$ 19,986	$ 18,032

NOTE 4– NOTES RECEIVABLE

The note receivable balance was $177,603 as of July 31, 2012 and January 31, 2012, respectively. On October 12, 2010, Landmark loaned $174,075 to Aquarius. The loan is unsecured, bears 1% interest and is payable on demand.  On December 15, 2010, Landmark loaned $3,528 to a third party entity. The loan is unsecured, non-interest bearing and is payable on demand.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment as of July 31, 2012 and January 31, 2012 consisted of the following:

	July 31, 2012	January 31, 2012

Electronic equipment	$ 7,048	$ 5,782
Machinery and equipment	12,016	13,565
Vehicles	19,704	19,791
Subtotal	38,768	39,138
Less: accumulated depreciation	10,679	6,112
Total	$ 28,089	$ 33,026

Depreciation expense for the six months ended July 31, 2012 and 2011 was $4,601 and $1,475, respectively.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses as of July 31, 2012 and January 31, 2012 consisted of the following:

	July 31, 2012	January 31, 2012

Accrued wages	$ 714,144	$ 588,585
Accrued rent	67,500	52,500
Accrued accounting and audit fee	74,512	104,512
Total accrued expenses	$ 856,156	$ 745,597

The carrying value of accrued expenses approximates their fair value due to the short-term nature of these obligations.

NOTE 7 – DUE TO OFFICERS

The executive officers of the Company Tonghuai Wang, Di Zhang, Pik Hang Lew and Yidian Dong from time to time, provide non-interest bearing advances to the Company for working capital. As of July 31, 2012 and January 31, 2012, the Company owed an amount of $ 298,012 and $257,707, respectively, to the executive officers.

NOTE 8– CONVERTIBLE NOTES PAYABLE TO STOCKHOLDERS

The Company received loans from seven stockholders until January 31, 2012. On February 10, 2012, the loans were assigned with the same terms to Tonghuai Wang, an executive officer of Dalian. The loans are due five years from the date the funds were received. The loans are non-interest bearing and can be converted to common stock at $1.00 per share at any time by the note holder.  The loans are due between April and December 2015.  The balance due on these convertible notes was $480,000 as of July 31, 2012 and January 31, 2012, respectively.

NOTE 9 – COMMON STOCK

The Company has 90,000,000 shares of $0.001 par value common stock authorized and 10,000,000 shares of $0.001 par value preferred stock authorized.

On April 19, 2010, the Company declared an 8:1 stock split which has been presented retroactively in the statement of changes in stockholders’ deficit and the weighted average shares outstanding calculation.

The Company has 17,200,000 shares of common stock and -0- shares of preferred stock issued and outstanding as of July 31, 2012.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The corporate office lease requires rent of $2,500 per month for the lease term through July 31, 2012 and month to month thereafter. The lease did not require a security deposit. Accrued rent for the office lease was $67,500 and $52,500 as of July 31, 2012 and January 31, 2012, respectively.

The Company also entered into three employment agreements on January 1, 2010.  The agreements call for total monthly wages of $28,000 beginning February 1, 2010. On March 31, 2011, one employment agreement terminated and the monthly wages decreased to $20,000. The minimum monthly wages due on these agreements for the year ending January 31, 2013 was $22,500.

The balance outstanding for the above contracts was $781,644 and $641,085 as of July 31, 2012 and January 31, 2012, respectively.

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

NOTE 12 – INCOME TAXES

As of July 31, 2012, the Company had net operating loss carry forwards of approximately $1,502,274 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is not likely to occur.

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

	For the Six Months Ended
	July 31
	2012	2011

Net loss	$ (206,625)	$ (252,245)

Weighted average common shares	17,200,000	17,200,000
(denominator for basic loss per share)

Effect of dilutive securities:

Weighted average common shares	17,200,000	17,200,000
(denominator for diluted loss per share)

Basic loss per share	$ (0.01)	$ (0.01)
Diluted loss per share	$ (0.01)	$ (0.01)

	For the Three Months Ended
	July 31
	2012	2011

Net loss	$ (107,124)	$ (103,025)

Weighted average common shares	17,200,000	17,200,000
(denominator for basic loss per share)

Effect of dilutive securities:

Weighted average common shares	17,200,000	17,200,000
(denominator for diluted loss per share)

Basic loss per share	$ (0.01)	$ (0.01)
Diluted loss per share	$ (0.01)	$ (0.01)

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

Results of Operations for the Three and Six Months Ended July 31, 2012 and 2011

Sales:

Our sales for the three and six months ended July 31, 2012 and July 31, 2011 were $0.

Gross Profit:

As a result of the foregoing, we did not generate any gross profit for the three and six months ended July 31, 2012 and July 31, 2011.

Income Taxes:

We did not incur any income taxes for the three and six months ended July 31, 2012 and July 31, 2011.

Liquidity and Capital Resources

As of July 31, 2012, we had cash and cash equivalents of $63,335. Our current assets were $281,830 and our current liabilities were $1,272,334 as of July 31, 2012. Total stock holders’ deficit as of July 31, 2012 was $1,442,415

Off Balance Sheet Arrangements

As of July 31, 2012, there were no off balance sheet arrangements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of July 31, 2012, the Company’s internal control over financial reporting was not effective because we mistakenly failed to include a management’s report on internal control over financial reporting in the Form 10-K for year ended October 31, 2010 and an effective internal control would have detected the omission of such material information.

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

The Company’s management has identified the steps necessary to address the material weaknesses existing in the period ended July 31, 2012 described above, as follows:

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of July 31, 2012.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.   We mistakenly failed to include a management’s report on internal control over financial reporting in the Form 10-K for year ended October 31, 2010 and an effective disclosure control would have detected the omission of such material information.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2012, our disclosure controls and procedures were not effective.

Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there have been no change in our internal control over financial reporting that occurred during the period ended July 31, 2012 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended July 31, 2012.

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
September 19, 2012